Form 10-Q
period 2010-05-31
Santaro Interactive Entertainment Co
filed 2010-07-15
CIK 1487347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-165751

Santaro Interactive Entertainment Company
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

5348 Vegas Drive, Las Vegas, NV 89108
(Address of principal executive offices, including zip code.)

(702) 871-8678
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐   NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-Y (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

As of July 14, 2010, there are 11,830,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Santaro” and the “Registrant” refer to Santaro Interactive Entertainment Company unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Santaro Interactive Entertainment Company, Inc.
(A Development Stage Company)

Financial Statements (Unaudited)

For the Period from December 30, 2009
(Inception) to May 31, 2010

Santaro Interactive Entertainment Company, Inc.
(A Development Stage Company)

Index to the Financial Statements (Unaudited)

For the Period from December 30, 2009
(Inception) to May 31, 2010

Santaro Interactive Entertainment Company, Inc.
(A Development Stage Company)
Balance Sheets

	May 31, 2010	February 28, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$4,089	$12,268
Prepaid expenses	2,347	8,669
Total current assets	6,436	20,937

Other assets:
Intangible assets - net	6,199	6,282
Total assets	$12,635	$27,219

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,650	$6,844
Total current liabilities	6,650	6,844

Stockholders' Equity:
Common stock, par value $.001, 75,000,000 shares authorized, 11,830,000 issued and outstanding as of May 31, 2010	11,830	11,830
Additional paid-in capital	10,085	10,085
Deficit accumulated during the development stage	(15,930)	(1,540)
Total stockholders' equity	5,985	20,375
Total liabilities and stockholders' equity	$12,635	$27,219

See accompanying notes to the financial statements (Unaudited).

Santaro Interactive Entertainment Company, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the Three Month Period Ended May 31, 2010	For the Period from December 30, 2009 (Inception) to May 31, 2010

Revenues:	$-	$-

Operating expenses:
Selling, general and administrative	14,390	15,930
Operating loss before income taxes	(14,390)	(15,930)

Income tax (expense) benefit	-	-

Net loss available to common stockholders	$(14,390)	$(15,930)

Basic and diluted loss per common share	(0.00)

Weighted average shares outstanding	11,830,000

See accompanying notes to the financial statements (Unaudited).

Santaro Interactive Entertainment Company, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Unaudited)
For the Period from December 30, 2009 (Inception) to May 31, 2010

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

Balance, December 30, 2009 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash at $.0025 per share	8,000,000	8,000	12,000	-	20,000
Common stock issued for cash at $.0005 per share	3,830,000	3,830	(1,915)	-	1,915
Net loss for the period ended February 28, 2010	-	-	-	(1,540)	(1,540)
Balance, February 28, 2010	11,830,000	$11,830	$10,085	$(1,540)	$20,375
Net loss for the three month period ended May 31, 2010	-	-	-	$(14,390)	$(14,390)

Balance, May 31, 2010	11,830,000	$11,830	$10,085	$(15,930)	$5,985

See accompanying notes the financial statements (Unaudited).

Santaro Interactive Entertainment Company, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

	For the Three Month Period Ended May 31, 2010	For the Period from December 30, 2009 (Inception) to May 31, 2010

Cash flows from operating activities:
Net loss	$(14,390)	$(15,930)
Amortization of intangible assets	83	111
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	6,006	6,650
Prepaid expenses	6,322	(2,347)
Net cash used in operating activities	(1,979)	(11,516)

Cash flows from investing activities:
Purchase of intangible assets	(6,200)	(6,310)
Net cash used in investing activities	-	(6,310)

Cash flows from financing activities:
Issuance of common stock for cash	-	21,915
Net cash provided by financing activities	-	21,915

Net increase in cash	(8,179)	4,089
Cash at beginning of period	12,268	-
Cash at end of period	$4,089	$4,089

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements (Unaudited).

Santaro Interactive Entertainment Company, Inc.
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period from December 30, 2009 (Inception) to May 31, 2010

1)	ORGANIZATION

Santaro Interactive Entertainment Company (the “Company”) was incorporated on December 30, 2009 in the State of Nevada.  The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is February 28.

The Company’s intended operations are to develop and market online interactive gaming products.  The Company currently owns the right and title to technology relating to an interactive gaming platform acquired through a Technology Assignment Agreement.  To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital.

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage as defined in ASC 915 “Accounting and Reporting by Development Stage Enterprises.”  The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to implement its planned, principal activities.

2)	SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United

Santaro Interactive Entertainment Company, Inc.
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period from December 30, 2009 (Inception) to May 31, 2010

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events,” SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140,” SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-08 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

3)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of May 31, 2010, the Company has negative working capital totaling $214 and an accumulated deficit totaling $15,930.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, develop, patent and market its patent pending technology.  In response to these problems, management intends to raise additional funds through public or private

Santaro Interactive Entertainment Company, Inc.
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period from December 30, 2009 (Inception) to May 31, 2010

3)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS (CONTINUED)

placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4)	SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from the balance sheet date through the date of this report and determined there are no additional events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

Our Company

Santaro Interactive Entertainment Company was incorporated in the State of Nevada, United States of America, on December 30, 2009.  Its fiscal year end is February 28.

Santaro Interactive Entertainment Company is focused on digital interactive entertainment products, primarily in developing and operating interactive online games based on our proposed proprietary Character Adapted Gaming Platform.  As a newcomer to the digital interactive entertainment industry, our ultimate objective is to provide premier digital interactive entertainment products that perform within a virtual reality environment.  Our proposed proprietary gaming platform will be designed to allow a player to interact with other users in a player designed action scenario. The virtual reality environment will also provide a marketplace for vendors of virtual items, as well as real-world advertisers to do business. We will primarily generate income through user licensing, while fees generated from the virtual marketplace will provide a secondary source of income for the Company. Our proposed product is in the early stages of development and we do not currently have a marketable product.  We are currently planning to establish a web site to help introduce our proposed gaming platform to the online gaming world.

We are a development stage company and have limited active business operations and no significant assets. We have limited revenues and have incurred losses since our inception on December 30, 2009. The Company to date has funded its initial operations through the issuance of 11,830,000 shares of capital stock for net proceeds of $21,915.  Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the period from inception (December 30, 2009) to February 28, 2010, our registered independent auditors included additional comments indicating concerns and substantial doubt about our ability to continue as a going concern. Our audited financial statements for the year ended February 28, 2010, filed with the United States Securities and Exchange Commission, contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Due to our lack of funds, our operations are very limited.  As a result, we realized no revenue during the period of inception through May 31, 2010, and inflation and changing prices have had no impact on the Registrant's revenues or income from continuing operations since inception.

While the Registrant currently owns the rights to one pending patent application, it remains uncertain whether the patent application will ever issue.  Furthermore, our patent counsel informs us that the cost of both obtaining and enforcing patent protection is difficult to estimate.  The inability to obtain or enforce patent protection on our online gaming platform may have a material unfavorable impact on our ability to earn revenue or income from continuing operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of May 31, 2010, the Company has a negative working capital of $214 and an accumulated deficit of $15,930.

Since we initiated our business operations, we have been funded primarily by the private sale of equity to investors.  The Company to date has funded its initial operations through the issuance of 11,830,000 shares of capital stock for the net proceeds of $21,915.

We currently have very little cash on hand and no other liquid assets.  Therefore, in order to carry on our business, we must obtain additional capital. The Company intends to fund continuing operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the next twelve months.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Removed and Reserved.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

*filed herewith
(1) Incorporated by reference to the Form S-1 registration statement filed on March 29, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 15, 2010

By:           SANTARO INTERACTIVE ENTERTAINMENT COMPANY

By: /s/ James D. Edsall
James D. Edsall, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Director