Form 10-Q
period 2010-08-31
Santaro Interactive Entertainment Co
filed 2010-10-20
CIK 1487347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-165751

Santaro Interactive Entertainment Company
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

5348 Vegas Drive, Las Vegas, NV 89108
(Address of principal executive offices, including zip code.)

(702) 871-8678
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-Y (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐ Not required

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐    NO ☒

As of October 20, 2010, there are 67,500,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we,” “our,” “us,” the “Company,” “Santaro,” and the “Registrant” refer to Santaro Interactive Entertainment Company unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the February 28, 2010 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Santaro Interactive Entertainment Company
(A Development Stage Company)

Index to the Financial Statements (Unaudited)

For the Period from December 30, 2009
(Inception) to August 31, 2010

Santaro Interactive Entertainment Company
(A Development Stage Company)
Balance Sheets

	August 31, 2010	February 28, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$974	$12,268
Prepaid expenses	-	8,669
Total current assets	974	20,937

Other assets:
Intangible assets, net	6,116	6,282
Total assets	$7,090	$27,219

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,950	$6,844
Total current liabilities	2,950	6,844

Stockholders' Equity:
Common stock, par value $.001, 100,000,000 shares authorized, 11,830,000 issued and outstanding	11,830	11,830
Additional paid-in capital	21,249	10,085
Deficit accumulated during the development stage	(28,939)	(1,540)
Total stockholders' equity	4,140	20,375
Total liabilities and stockholders' equity	$7,090	$27,219

See accompanying notes to the financial statements (Unaudited).

Santaro Interactive Entertainment Company
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Three Months Ended August 31, 2010	For the Six Months Ended August 31, 2010	For the Period from December 30, 2009 (Inception) to August 31, 2010

Revenues:	$-	$-	$-

Operating expenses:
Selling, general, and administrative	13,009	27,399	28,939
Operating loss before income taxes	(13,009)	(27,399)	(28,939)

Income tax (expense) benefit	-	-	-

Net loss available to common stockholders	$(13,009)	$(27,399)	$(28,939)

Basic and diluted loss per common share	(0.00)	(0.00)

Weighted average shares outstanding	11,830,000	11,830,000

See accompanying notes to the financial statements (Unaudited).

Santaro Interactive Entertainment Company
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

	For the Six Months Ended August 31, 2010	For the Period from December 30, 2009 (Inception) to August 31, 2010

Cash flows from operating activities:
Net loss	$(27,399)	$(28,939)
Amortization of intangible assets	166	194
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	2,306	2,950
Prepaid expenses	8,669	-
Net cash used in operating activities	(16,258)	(25,795)

Cash flows from investing activities:
Purchase of intangible assets	(6,200)	(6,310)
Net cash used in investing activities	(6,200)	(6,310)

Cash flows from financing activities:
Issuance of common stock for cash	-	21,915
Contributed capital	11,164	11,164
Net cash provided by financing activities	11,164	33,079

Net increase (decrease) in cash	(11,294)	974
Cash at beginning of period	12,268	-
Cash at end of period	$974	$974

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements (Unaudited).

Santaro Interactive Entertainment Company
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period from December 30, 2009 (Inception) to August 31, 2010

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

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage as defined in ASC 915,  Development Stage Entities.  The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to implement its planned, principal activities.

2)	SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties, and markets that could affect the financial statements and future operations of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United

Santaro Interactive Entertainment Company
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period from December 30, 2009 (Inception) to August 31, 2010

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-25 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

3)	MATERIAL TRANSACTIONS

During the three month period ended August 31, 2010, the Company amended its Articles of Incorporation in the state of Nevada, whereby the Company increased the number of authorized common shares from 75,000,000 to 100,000,000.  The par value per share remained the same at $0.001 per share.  The amended Articles of Incorporation were approved by majority vote of the Company’s stockholders.

Santaro Interactive Entertainment Company
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period from December 30, 2009 (Inception) to August 31, 2010

4)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of August 31, 2010, the Company has negative working capital totaling $1,976 and an accumulated deficit totaling $28,939.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and to develop, patent, and market its patent-pending technology.  In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5)	SUBSEQUENT EVENTS

On October 12, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Santaro Holdings, Ltd. (“SHL”), a limited liability company organized under the laws of British Virgin Islands.  Pursuant to the terms of the Exchange Agreement, the SHL shareholders transferred to the Company 100% of the outstanding shares of SHL in exchange for the issuance of 55,670,000 restricted shares of the Company’s common stock. SHL is a holding company which has a 100% ownership interest in Santaro Investments, Ltd., a Hong Kong company, which in turn has a 100% ownership interest in Ningbo Santaro Network Technology Co., Ltd, a Wholly Foreign Owned Enterprise (“WFOE”) established in the People’s Republic of China. Through control of the WFOE, the Company controls Beijing Santaro Technology Co., Ltd, a company organized under the laws of the People’s Republic of China and engaged in the development and operation of online games.

As a result of the Exchange Agreement, there was a change in control and the Company’s management.  On October 12, 2010, Mr. James D. Edsall resigned from all positions as officer and director, while Mr. Zhilian Chen was elected as Chief Executive Officer and President, Yan Dong was elected as the Chief Financial Officer, and Sixiao Yan was elected as the Chief Operating Officer of the Company.  Also on October 12, 2010, Mr. Zhilian Chen, Xiongbing Zhong, Mingyang Li, Yanjie Shao, David Cohen and Ji Chen were appointed as Directors of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

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

We are a development stage company and have limited active business operations and no significant assets. We have no revenues and have incurred losses since our inception on December 30, 2009. The Company to date has funded its initial operations through the issuance of 11,830,000 shares of capital stock for net proceeds of $21,915, and $11,164 in capital contributed by our majority stockholder.  Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the period from inception (December 30, 2009) to February 28, 2010, our registered independent auditors included additional comments indicating concerns and substantial doubt about our ability to continue as a going concern. Our audited financial statements for the period ended February 28, 2010, filed with the United States

Securities and Exchange Commission, contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On October 12, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Santaro Holdings, Ltd. (“SHL”), a limited liability company organized under the laws of British Virgin Islands.  Pursuant to the terms of the Exchange Agreement, the SHL shareholders transferred to the Company 100% of the outstanding shares of SHL in exchange for the issuance of 55,670,000 restricted shares of the Company’s common stock. SHL is a holding company which has a 100% ownership interest in Santaro Investments, Ltd., a Hong Kong company, which in turn has a 100% ownership interest in Ningbo Santaro Network Technology Co., Ltd, a Wholly Foreign Owned Enterprise (“WFOE”) established in the People’s Republic of China. Through control of the WFOE, the Company controls Beijing Santaro Technology Co., Ltd, a company organized under the laws of the People’s Republic of China and engaged in the development and operation of online games.

As a result of the Exchange Agreement, there was a change in control and the Company’s management.  On October 12, 2010, Mr. James D. Edsall resigned from all positions as officer and director, while Mr. Zhilian Chen was elected as Chief Executive Officer and President, Yan Dong was elected as the Chief Financial Officer, and Sixiao Yan was elected as the Chief Operating Officer of the Company.  Also on October 12, 2010, Mr. Zhilian Chen, Xiongbing Zhong, Mingyang Li, Yanjie Shao, David Cohen and Ji Chen were appointed as Directors of the Company.

These events were fully disclosed in Forms 8-K filed with the SEC on October 18, 2010 and September 10, 2010.

Results of Operations

Due to our lack of funds, our operations are very limited.  As a result, we realized no revenue during the period of inception through August 31, 2010, and inflation and changing prices have had no impact on the Registrant's revenues or income from continuing operations since inception.

While the Registrant currently owns the rights to one pending U.S. patent application, it remains uncertain whether the patent application will ever issue.  Furthermore, our patent counsel informs us that the cost of both obtaining and enforcing patent protection is difficult to estimate.  The inability to obtain or enforce patent protection on our online gaming platform may have a material unfavorable impact on our ability to earn revenue or income from continuing operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of August 31, 2010, the Company has a negative working capital of $1,976 and an accumulated deficit of $28,939.

Since we initiated our business operations, we have been funded primarily by the private sale of equity to investors.  The Company to date has funded its initial operations through $11,164 in capital contributed by its majority stockholder, and the issuance of 11,830,000 shares of capital stock for the net proceeds of $21,915.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Removed and Reserved.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer*
32.1	Section 906 Certification of Chief Executive Officer*
32.2	Section 906 Certification of Chief Financial Officer*

*filed herewith
(1) Incorporated by reference to the Form S-1 registration statement filed on March 29, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 20, 2010

By: SANTARO INTERACTIVE ENTERTAINMENT COMPANY

By: /s/ Zhilian Chen
Zhilian Chen, President