Form 10-K
period 2010-12-31
Santaro Interactive Entertainment Co
filed 2011-03-30
CIK 1487347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-165751

SANTARO INTERACTIVE ENTERTAINMENT COMPANY
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

901C, 9th Floor, Building 4, Courtyard 1
Shangdi East Road, Haidian District, Beijing 100025
(Address of principal executive offices, including zip code)

15911041464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒      NO ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

There was no active public trading market as of the last business day of the Company’s year-end.

As of March 25, 2011, there are 67,500,000 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations.  Such statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words of other variations on these words or comparable terminology.  These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Item 1. Business" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," as well as in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors as described in this Annual Report on Form 10-K generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

All references in this Annual Report on Form 10-K to the terms “we”, “our”, “us”, “Santaro” and “the Company” refer to Santaro Interactive Entertainment Company.

ITEM 1.	BUSINESS

ORGANIZATIONAL HISTORY

We were incorporated in the State of Nevada on December 30, 2009. We maintain our statutory registered agent's office at EastBiz.com, Inc., 5348 Vegas Drive, Las Vegas, NV 89108, and our business office is located at 901C, 9th Floor, Building 4, Courtyard 1, Shangdi East Road, Haidian District, Beijing, China.  We have not been subject to any bankruptcy, receivership, or similar proceeding, or any material reclassification or consolidation.

On October 12, 2010, Santaro Interactive Entertainment Company (OTCBB: STIE.OB) completed the acquisition of 100% of the issued and outstanding capital stock of Santaro Holdings, Ltd. (SHL), a limited liability company organized under the laws of British Virgin Islands incorporated on December 2, 2009, in exchange for Fifty Five Million Six Hundred Seventy Thousand (55,670,000) shares of STIE. As a result of the acquisition, SHL became our wholly owned subsidiary.  As shown in the chart below, SHL has one wholly owned subsidiary, Santaro Investments, Ltd, a Hong Kong corporation, incorporated on January 27, 2010. Santaro Investments, Ltd. has one wholly owned subsidiary, Ningbo Sntaro Network Technology Co., Ltd., a Wholly Foreign Owned Enterprise (WFOE) organized under the laws of the People’s Republic of China (“PRC”), and incorporated on July 13, 2010.  Ningbo Sntaro Network Technology Co., Ltd. exercises control over Beijing Sntaro Technology Co., Ltd., an operating company organized under the laws of the PRC, and who is principally engaged in the development and operation of online games.  Beijing Sntaro Technology Co., Ltd has 100% ownership interest in Beijing Sntaro Freeland Network Co., Ltd, a company organized under the laws of the PRC.

BUSINESS PROFILE

Santaro Interactive Entertainment Company primarily designs, develops and operates 3D online games, including web-based Massive Multiplayer Online Role-Playing Games (MMORPGs). Santaro’s main focus is on digital interactive entertainment products, primarily in developing and operating web-based multiplayer online games, based on its proprietary SOUL game engine and game development platform. For those unfamiliar with these complex virtual games, typically players spend weeks, even months, in a multiplayer online role-playing environment, adopting the role of a particular character — a warrior or a sorcerer, for example — developing skills and weapons, and engaging adversaries in a series of missions or combats.

Online Games

Santaro employs a development team of approximately 250 personnel, with strong Research and Development (R&D) expertise and experience in the online game industry in China and Korea.  Since the company was founded it has invested heavily in developing its proprietary SOUL game engine and building new online games.  In addition, Santaro has established relationships and agreements to cooperate with telecommunications operators and other value-added service providers to develop and distribute its online games services to 3G mobile subscribers. Santaro intends to develop and distribute products for specific market segments in the digital interactive entertainment sector.

To date, Santaro has three online games in its pipeline, with two of them, Three Kingdoms Online and UU World, undergoing final testing, and the third game, Shui Hu, is in the development stage. While the Company’s main focus is to ensure its current games will succeed in the market, it is also establishing a strategy and timetable for developing future games to position itself as a leading and innovative operator in the Chinese online game sector.

SOUL Game Engine

Santaro has developed its own proprietary game engine technology for the development of MMORPGs – named the SOUL game engine. Three Kingdoms Online and UU World have both been developed using the SOUL engine and, in future, this engine will continue to be used for the development of both MMORPGs and web games.  In March 2009, Santaro established technology subsidiary Beijing Sntaro Freeland Network Co. Ltd(FL Network), whose primary business is research and development into applying Chinese culture and history to the online game industry. This subsidiary is also responsible for the proprietary SOUL game engine and game development platform.

Film Studios

One of the key strategies adopted by Santaro is developing games based on well-known themes and stories popular with film directors keen to make movies and/or TV series based on these tales. Some of the advantages and benefits for the Company using this strategy include:

•	The existence of a particular game will be known by a larger number of online game players due to the popularity and/or success of the movie
•	Online game players will familiarize themselves more easily with the content and background of the game as the story will already be popular
•	The awareness of the game in the market will be faster, especially if the launching of the game coincides closely with the launch of the movie or TV series
•	The game will attract new online game players who are movie fans, and then want to enjoy the story on a different entertainment platform

The Company has already established close working relationships with major film studios and movie directors in China, such as the Director Mr. Xixi Gao.  These cooperative relationships will extend to other films and TV series, which are directed by Mr. Gao, besides the TV series Three Kingdoms. One of the two games the Company will soon launch in the market follows this strategy: Three Kingdoms Online is based on a well-known Chinese fable.  Because Santaro has built good relationships with a number of TV channels, the Three Kingdoms Online game will be advertised on these TV channels once the game is launched in the market.

ONLINE GAME PRODUCTS

The following is an overview of Santaro’s portfolio of its three self-developed online games, these include: I) Three Kingdoms Online; II) UU World; and, III)  Shui Hu.

I)  Three Kingdoms Online

Three Kingdoms Online takes the ancient history of China as the background to promoting Chinese martial arts and culture in a traditional way. This new game is based on the ‘Three Kingdoms’ (‘Three Kingdoms’ translated in Chinese is ‘SanGuo’), a well-known historic Chinese fable. The Three Kingdoms period in 220 – 280 AD is one of the bloodiest in Chinese history and is part of an era of disunity, the Six Dynasties, following the loss of power of the Han Dynasty emperors.  Although relatively short, this historic period was full of power struggles, and the sophisticated military strategies have been greatly romanticized in the cultures of China, Japan and Korea. Celebrated and popularized over the centuries in operas, folk tales and novels in more recent times, the Three Kingdoms saga has now been produced in films, television series, and video games.

Contrary to other games based on the Three Kingdoms legend which are either formatted into western fantasy-style games or into more traditional Japanese-style games, Three Kingdoms Online reproduces the Three Kingdoms scenes very closely to reality with the help of strong historical content, thereby allowing players to have a better and more accurate feeling for the game.

Three Kingdoms Online players need to choose a Kingdom and start the game in their first role as a soldier. Players can enjoy reaching characters’ levels and earning free points under the easy level-playing feature, and are enthralled by the large-scale lifelike combat and war systems. Players not only have to focus on the characters’ individual abilities, but must also attach importance to using additional equipment to get more power to defeat the enemies through a card system.

Cards offer instant magical power to attack the enemy mercilessly, which is usually a decisive factor in the battle. Players can recruit their own army once they have accumulated enough Reputation Score points, a feature which is separate from the various grades a player can obtain. Players in the virtual world can choose to kill other players on a one-to-one ‘Player Kill’ (PK) or on a massive army PK. Contestants will need to fight their way up the hierarchy to become the King of all Lands, who has all the power and privileges, commands the army in war and tries to unite all the tribes.

In terms of technology for the Three Kingdoms Online, it uses a 2.5D rotating mode, and the MMROPG has achieved several breakthroughs:

•	The background map is four times bigger than those seen in comparable online games.
•
The game is a cross-server game, allowing players to have a better personal experience, with a sense of accomplishment and honor. This is an important feature that Santaro’s programming team have successfully developed compared to other games.

One of the key aspects of the game is that its promotion will fully benefit from the CCTV production SanGuo TV series. The promotion can be done through not only the TV series, but also the internet and other channels.  Three Kingdoms Online game will be advertised alongside the SanGuo TV series, both on television and on DVDs. The preparation of the SanGuo TV series consisting of 95 episodes started about five years ago, with filming commencing in September 2008. The SanGuo TV series production premiered on TV on May 2, 2010, simultaneously on Jiangsu JSTV, Anhui AHTV, Tianjin TJTV and Chongqing CQTV.

In summary, the key strengths of the Three Kingdoms Online game include:

•	Theme and Scenario: The theme of Three Kingdoms or SanGuo is greatly loved and very popular with Chinese players
•	Picture: exciting game pictures will show an accurate battlefield of the Three Kingdoms
•	Game Experience: The game is designed so that thousands of people can fight for the imperial power and ascension to the throne
•	Sophisticated System: The multiple mission equipment system allows different scenarios and outcomes which gives the player more options to choose from
•	Film and Television Resources: Santaro will cooperate with the new SanGuo TV Series and match the game roles with the TV characters, including using the TV actors’ voices

Final tests for the Three Kingdoms Online game occurred in the 4Q 2010, and the official launch of the game is scheduled for May 2011.

II)   UU World

UU World is a competitive leisure racing game, and is the first game in Santaro’s UU World library, which will consist of a series of similar and separate Role Play Games (RPGs). Players will be able to communicate, trade tools, and conduct various activities in the lobby of UU World. However, UU World is not really a RPG, but is the platform for online game users to switch from one game to another.  New games will be added to UU World in the future, such as UU Combat, UU Air Battle, UU Golf, UU Tennis and UU Fishing. Although these games are separate from each other, tools obtained in one game can be used in another. It is more likely a Social Game, with some MMORPG elements, such as various skills and monsters.

UU World is the first water-based and obstacle course race 3D online game to be launched in the Chinese market. Water is the basic design foundation and the game offers a series of diversified scenes, with various levels of complexity and interactive elements added throughout the race; these include sharks chasing players in the water, high-jumping and diving platforms, falling coconuts, etc. It is a fun non-violent game where players can race boats and jet skis. The game adopts a cute cartoon-style character setting and design of dynamic racing tracks and imitates different effects of boat racing on water due to different speed and weight of each boat. Some complex key technology features have been integrated to deliver more visual impact to the race and further enrich the experience and fun for the players.

UU World game is in its last phase of development and final testing of the game is scheduled for first half of 2011, with the official launch of the game is scheduled for February 2012.

III)  Shui Hu

Shui Hu is a new Chinese martial arts online game based on traditional Chinese culture and inspired by ancient martial arts techniques. The game involves the twelve animals of the Chinese Zodiac, with masks from the Beijing Opera used to identify the various characters. Players will be able to purchase different identities and the themes used are linked to the tribes of Chinese minority groups.

Shui Hu tells stories of a group of heroes who stand for different classes of people daring to struggle against the corrupt and unjust royal court and then rise up at the end of Northern Song Dynasty. It is a realistic martial-art game based on one of the Four Chinese Classical Masterpieces, Outlaws of the Marsh.  Heroes in Mountain Liang hang up the flag to “maintain the justice in the name of God”. Fang La is one of the rebel leaders based in the south. The emperor draws on various heroes in military campaigns to suppress rebel forces. Different forces fight openly and secretly. Under the circumstances, young heroes from Penglai Island stepped into the history.

Shui Hu game is in the development stage with approximately 50% of the development phase completed. The launch date for its operational phase will be finalized in the first half of 2011 and it is expected that the game will be available in June 2012.

Some Key Characteristics of Santaro’s Online Games

The table below provides a summary of the key characteristics of Santaro’s first three new games:

	Three Kingdoms Online	UU World	Shui Hu
Technical Info
Game Type	MMORPG	MMORPG	MMORPG
Games	Chinese Culture	Jet-Skiing on Water Racing	Chinese Culture
Features	Ancient Legends	Social Game	Ancient Legends
Game Mode	Full 2.5D	Full 3D	Full 2.5D
Web-Based	Yes	Yes	Yes
Input Equipment
Keyboard	Yes	Yes	Yes
Mouse	Yes	Yes	Yes
Launch Info
Launch Date	May-11	Feb-12	Jul-12

BUSINESS STRATEGY

Santaro is a newcomer in the digital interactive entertainment industry in China. It has set up an advanced in-house graphic technology games platform that should position the Company as one of the leading online games companies. Current test results and market assessments show that the Company is continuing to develop attractive products. Santaro’s intention is to offer games that are not only fun to play, but that also provide a good forum for understanding and learning about ancient Chinese history.

It is the combination of a strong professional team with a an entrepreneurial spirit, the current advanced technology and the operating platform that Santaro has in place, that will allow the Company to continue developing new and innovative online games. To achieve a leading position in this competitive market segment, the Company intends to produce two new MMORPGs and at least three web games over the next five years, in addition to the three games described above.  The design and themes of the games will feature different graphic styles and characteristics, so that they meet the needs and requirements of a diversified group of consumers. The Company also intends to ensure it keeps up with advances in technology, and plans to develop at least another new game engine to stay ahead of its industry competitors.

Over the coming few years, the Company’s intention is to sell its online games not only in China, but also in various Asia-Pacific markets. The themes of the games and their running mode will be designed in a way that provides the best commercial prospects in these markets. This means that emphasis will be on equipment and point card sales, supplemented by engine sales. Because the Company also will sell its games in overseas markets other than Asia-Pacific, the themes selected for these games are being tailored to themes that meet international players’ tastes and needs.

TECHNOLOGY

SOUL Game Engine

Content might be king, but when it comes to Internet content, keeping up with technological innovation is just as crucial. Companies are continually developing new games with the latest technological tools to attract more users and boost revenues.  Without its own game engine, a company cannot understand in any depth the key drivers needed for developing an online game. This is the reason why Santaro decided to develop its own proprietary advanced online engine product, which it calls the SOUL Game Engine. Santaro’s proprietary technology will enable a large number of concurrent gamers to play, and will also be able to support over 40,000 simultaneous players. This is a larger concurrent user capacity than most online game companies are currently able to operate in China.   Below is a brief description of the six key components of the SOUL Game Engine, these include: World Map Editor, Physical Properties Tool, Physical Effects Tool, Visual Material Tool, Artificial Intelligence Tool, and User Interface Tool.

World Map Editor

With highly sophisticated computer graphic design techniques and editors, art designers can build colorful topography and geomorphology through a basic height picture that is dynamic and flexible. Different levels of blending materials can be used, including displacement mapping, normal mapping and all kinds of complicated textures. For example, a rough and winding gravel path can be designed through the hills, and tracks covered with various types of plants and vegetation.  The SOUL Game Engine’s map editor completely supports the conversion between indoor and outdoor environments and also enables dynamic features per pixel for light and shade effects. With the synthesizing of the world map editor, the game can show and simulate waves, realistic fire, smoke, etc. In addition, the combination of the dynamic sky box and cloud editor system can produce a lifelike sky effect.  Santaro’s aim is to create beautifully designed virtual space and have its customers ‘feel’ they are playing in a stimulating and special game environment.

Physical Properties Tool

The ultimate role of the Physical Properties Tool editor is to enable games to appear more realistic. Most backgrounds and objects in earlier 3D games look very unreal. Through the dynamic simulation techniques, the SOUL physical properties tool can set a physical collision bounding box for each model and all the objects in one scene can have the physical information of mass, centre of gravity, linear and angular velocity, linear and angular momentum, etc. This tool provides players with an incredible sensation of the real physical world.  The SOUL Game Engine physical properties tool enables players to experience the games as a film spectacle, with realistic effects, such as explosions, collisions between different kinds of objects, collapsed buildings, etc.

Physical Effects Tool

The Physical Effects Tool editor covers diverse effects, including a smart particle system that can be used for all objects under any type of scenario, such as fire, shining metal, and smoke on battlefields. For example, the effect of light and shade on weapons can be seen in the game when a warrior shoots an arrow, or a ray of light will appear when a phoenix is passing by.  Users can imitate the particle effects from the real world, and experience a more realistic lifelike effect.

Visual Material Tool

The Visual Material Tool editor can create multi-layer blending through adjusting alpha and attenuation. This provides numerous colors and a display function that supports various functions of the games, such as battle, fight, and run.  Based on all surface light effects of an object and the physical properties and geometric characteristics of the material, the refractive index and reflectivity of each point can be calculated precisely.

With this tool, a ray of light will travel more naturally and create vivid light and shade effects, e.g. the path of a bullet can be tracked more easily. The most representative usage of the visual material editor is to produce light reflection for the metallic sheen of weapons, such as swords. Providing gloss for precious stones or gold coins is another typical usage.

Artificial Intelligence Tool

The Artificial Intelligence (AI) Tool is used for editing the movements of non-player characters in the games. It mainly focuses on behavior selection and path-finding techniques. For example, the AI tool can make monsters walk along a path, keep them away from barriers, chase after a character, and attack players who are in their sphere of influence.  All the monsters in Santaro’s online games will be given specific individual characteristics to make them seem true-to-life, so that online game players feel that the virtual games are close to reality.

User Interface Tool

The User Interface (UI) Tool is used for designing the game players’ interface. Designers establish a main interface, a skills interface, and set up conversation windows by editing all kinds of controls, such as user login interface, role specifications, and a series of other features to help players maximize their game experience.

Technology Infrastructure

Santaro’s major Internet Data Centre (IDC) is located in Beijing. This centre is critical to Santaro’s overall operations, as it hosts key customer information such as account verification as well as the accounting and billing system. As the centre contains key data, it also has a sophisticated security system consisting of firewall, load balance devices, multi-processing and multi-core routers. In addition, when the number of concurrent users reaches 100,000, this core IDC will also play a key role for off-site disaster recovery if ever needed. In summary, the facility is a major back-up center in case of force majeure events, such as earthquake and firer, as well as a center managing users’ data and network traffic.

The Company has built a reliable and secure network infrastructure to fully support its operations. In order to maintain stable operation of its MMORPGs, Santaro will maintain 300 servers located in Internet Data Centers (IDC) and be promoted in 80 major cities in China. These major cities are initially Shanghai, Guangzhou, Shijiazhuang, Shenyang, Chengdu, and Xi’an and will initially be the network backbone nodes. These nodes will provide various regions with the capacity to accommodate up to 100,000 concurrent game players and a sufficient amount of connectivity bandwidth to maintain such a service. When the number of players will be close to 100,000, new backbone nodes will be set up.

OPERATIONS

Customer Service
Santaro aims to provide consistent high-quality customer service and be responsive to game players’ needs. Game players using Santaro products will be able to access the customer service center via in-game chats, phone or e-mail 24 hours a day, seven days a week. In addition, a forum website has been setup for game players to submit feedback. Santaro currently has over 16 dedicated customer service representatives called Game Masters (GMs), many of whom are MMORPG enthusiasts. Santaro has set up detailed guidelines on how GMs should handle requests, complaints, suggestions or bug reports they receive from customers by email, phone or chat lines, as well as how they need to send that information back to the Product Development Department and/or the Operation and Maintenance Department, to ensure issues are addressed promptly and accurately.

Billing System
The Company will sell a substantial portion of virtual prepaid game cards and game points to its players through third-party online payment platforms. In addition, Santaro will collect game operations revenue through the sale of prepaid game cards or online direct sales of game points straight from its own website.

The billing system will capture the purchase and consumption of virtual items and record game players’ purchase patterns, so that the Company can improve its product offerings by designing new virtual items. At the same time, the Company may adjust prices according to consumers’ preferences.

Santaro’s online players will be offered a number of different payment options for playing the Company’s online games.  These payment options include the following:

Online Banking: Users will be able to make payments online to Santaro through their online banking account. Santaro has established cooperation agreements with third-party payment platforms such as Alipay, TenPay, 99Bill, and Yeepay.

Physical Card: Users will be able to buy physical game point cards with printed card numbers and passwords in software stores, Internet cafes, kiosks and department stores. Santaro plans to sign distribution agreements with national general agents possessing strong distribution channels.

Virtual Card: Players will be able to purchase Santaro’s virtual cards by using third-party electronic point card sales platforms, and they will also be given the option to e-recharge their virtual cards, if needed. The third-party electronic point card sales platforms with whom Santaro will cooperate are CNcard (cncard.com) and Cobuy (cobuy.com.cn).

China Mobile, China Unicom, and China Telecom Top-up Card:  China Mobile, China Unicom and China Telecom top-up cards are widely distributed in China and can be used to make online payments, as they are considered as a form of ‘hard currency’. Santaro will offer this type of payment through a cooperation agreement with Yeepay.

SMS and Fixed Line:  Users will be able to buy game point cards via SMS or their fixed line through the cooperation agreement Santaro has set up with Yeepay.

As per Analysys International, in 2009, online game players in China used the following payment methods for accessing the online games: online banking (51.1%), physical cards (33.8%), virtual cards (19.7%), and SMS and Fixe line (17.2%).

MARKETING STRATEGY

Santaro intends to produce a strong brand of online games, as this is an essential element in marketing its range of products and services to new users.  Management expects to differentiate the Company from the competition by using the marketing strategies highlighted below.

Market Coverage Strategies

The Company intends to implement targeted marketing strategies for each online game product it has developed, or will develop, to attract customers based on each product’s characteristics. There are generally three market coverage strategies to choose from:

Undifferentiated Marketing:  This strategy consists of targeting a market as a homogeneous unit, instead of a heterogeneous group, in order to attract as many customers as possible with only one product, one price, and one promotion type. Undifferentiated market relies on mass distribution and mass advertising, aiming to give the product a superior image in the minds of the consumers.  It is a very effective strategy when launching an innovative product in a market where competition is close to nil.  Today, this market coverage strategy is not that applicable to Santaro.

Differentiated Marketing:  With this strategy, companies break the whole market into several sub-markets, and design different products and sales tactics for each of these sub-markets; this helps to satisfy different consumer demands. Typically differentiated marketing creates more total sales than undifferentiated marketing, but it also increase the costs of doing business.  Santaro will implement this marketing strategy at a later stage and plan to design different products that will satisfy different consumers’ requirements and needs, and will adopt different marketing strategies tailored to the various sub-markets in which it will sell its games.

Concentrated Marketing: Concentrated marketing focuses on one small part of the marketplace and is affected by a concentrated marketing promotion that seeks to gain a large share of the small market. Concentrated marketing is particularly effective for small companies with limited resources because it enables the company to achieve a strong market position in the specific market segment it serves without mass production, mass distribution, or mass advertising. Companies adopting this kind of strategy generally have a good understanding of their target markets, and as this strategy works well for early-stage operators. Concentrated marketing is the strategy that Santaro will adopt for now.

Product Life Cycle

Another tool the Company will utilize in order to maximize existing revenues and income from products already developed, is to look constantly for new markets to establish additional distribution channels. This will be done by maximizing awareness of each online game in the market based on its life cycle phase. The operational life cycle of any developed retail product can be divided into four phases: warm-up period, commercial period, mature period, and steady period.

Warm-up Period:  This stage is the beta launch of a new product in the market. In order to attract attention and interest in its products, Santaro will ensure attractive features, side-effects, fashionable trends, and popular themes are contained in each product it develops.

Commercial Period:  After modifications are integrated into the product, the commercial operational phase will start and the Company will start receiving revenue from its customers. Promotion and advertising for this phase will be done via the Internet and by using billboards located in public places with high user density and large numbers of viewers.

Mature Period:  During this phase, to increase the Company’s brand image and awareness of its products in the market, Santaro will increase advertising in the market to gain more online players, and boost revenue. Because in today’s markets there are more and more online players, the demand for games is now from a diversified group of consumers, giving the opportunity for companies such as Santaro to attract more users.

Steady Period:  The Company will establish a network of cooperation with local communities throughout the country as well as overseas agents to further promote its products and increase its customer base.

For each product the Company develops, it will constantly adjust its marketing strategy depending on the outcome of management’s assessment of the opportunity, and at what stage the product is in its current life cycle. In addition, the Company will ensure it has more than one product in the market so that it will continually increase its product offering, strengthen its brand name, as well as generate more annual revenue.

SALES AND DISTRIBUTION

Sales Strategy

Pricing Model

The Chinese market requires free-to-play content if an item-based charging business model is offered. In fact, unlike most western online game operators that rely a on time-based charging business model to generate revenues, the majority of Chinese online game operators offer their games for free. The companies profit when players purchase virtual online items in the course of their game play.

Santaro plans to use the item-based revenue model for its games currently under development. Under the item-based revenue model, game players can activate the basic functions of the game free of charge for as long as they want. Santaro will generate revenue through the sale of virtual items, such as performance-enhancing clothing, equipments and accessories that enhance the game-playing experience.  During the time that users are playing the games, Santaro will stimulate users’ purchasing by developing and designing all kinds of tools to buy.

Promotion/Advertising Strategy

Santaro’s promotion strategy includes online advertising, offline promotions and traditional media. The Company will use different methods to target different demographic groups of game players:

•
For online advertising, the Company plans to advertise on a variety of websites, including on Internet cafe homepages. Santaro also plans to use videos to promote its games online, as a dynamic video can show the lifelike fighting scenes of a game, and at the same time can give a sense of the exciting special effects.

•
Santaro will also use a variety of offline promotional events, including Internet cafe events, free trial plays, game players’ gatherings, and providing souvenirs and awards, such as fashionable MP4s, PSPs, a pricey car, huge cash prizes, or dinner with a super star.

•	With respect to traditional media, the focus will be on print advertisements in magazines that target the Company’s game player base and outdoor multimedia.

Network Promotion Strategy

The network promotion strategy consists of voluntary individuals or groups with sales skills capabilities and who are keen to promote the product to other potential users. Santaro will seek to minimize distribution and advertising costs to attract customers, and will provide rewards such as high-recharge bonus and virtual item redemption to those individuals or groups of people bringing new players/clients to the Company.

Special Launch Events

At the time of the official launch of the online games, Santaro will organize a series of large-scale promotion activities, such as media conferences and promotion activities with celebrities in attendance. Santaro will also build strategic cooperation with popular movies and TV series, and will participate in large-scale online game industry exhibitions such as Chinajoy as well as Internet expositions.

Distribution Strategy

Access to the Games

Santaro’s game players will access the games at Internet cafes or on personal computers connected to the Internet.  In order to access the games, the game access software must be installed on the computer. Users can download client-side from game official website and cooperating websites to enter into the games. It will be important for Santaro that its MMORPGs are available in a sufficient number of Internet cafes in China, as a substantial number of game players access online games through Internet cafes only. Due to limited hardware capacity, Internet cafes generally feature a limited number of games on their computers. Santaro will select Internet cafes based on the hardware specification of their PCs and users’ preferences in the area where the Internet cafes are located.

Nationwide Distribution Network

Online payment systems in China are not as widely available to, or accepted by, consumers as they are in the United States. Companies still need to rely on a physical distribution network, composed of third-party distributors covering a network of retail outlets across China for the sale of their products and services.  Santaro will sell prepaid game cards in virtual and physical form to a range of regional third-party distributors, who in turn sub-distribute them to numerous retail outlets across China. As of today, Santaro’s nationwide distribution network consists of over 31 distributors, and reaches over 300 retail outlets. Santaro will establish liaison offices with over 80 dedicated personnel to place and promote its products.

It is Santaro’s intention once the games have been fully operational for at least one to two years and regional distributors are more familiar with Santaro and its games, to establish direct distribution relationships with local dealers. Typically, Santaro will collect payment from its distributors upon delivery of its prepaid game cards and plans to offer sales discounts and rebates to its distributors. The distribution agreements will be non-exclusive, and will not prohibit distributors from working with other online game operators.

Overseas Distribution Strategy

Identifying appropriate overseas markets, negotiating with potential third-party licensees and managing the relationships with those licensees require substantial management effort and skills.

Chinese online games can prove attractive to foreign markets, and some Asian countries, such as Malaysia, Taiwan and Vietnam are fast-growing online games markets, but lack local product development. Because those countries have less competition than what is currently in China, they are attractive markets for Santaro.  To distribute some of its online games to those selective overseas markets, Santaro will establish cooperation agreements with one of the local game operators in selected countries. The basic structure of the cooperation will have the local online game operators acting as distribution agents for Santaro’s games in their local market.  Overseas licensing revenues will consist of an initial license fee and ongoing revenue-based royalties.

INDUSTRY OVERVIEW

Online Games Market

Today the online games market is one of the growth drivers in the Internet content business in China.  Internet content encompasses just about anything consumed online, from news to video and games. The fastest growing companies in this business segment fall into two main categories: advertising-supported Web portals (such as Baidu and Yahoo), and online games companies that charge subscription fees or sell in-games merchandise.  In both categories, China is the big story.

Internet Market

In the mid-1990s, there were only three million PC users in China.  According to China's government, as of September 2009, internet users in China had increased to 360 million and it has become the leader in the number of internet users in the world.  However, China’s current Internet penetration rate of 27% is still very low compared to some of the other developed nations where the penetration rates are over 75%.  As China’s Internet penetration rate increases and converges to levels in other developed countries, the number of Internet users is expected to increase at a rapid rate. By comparison, the United States had about 228 million Internet users (about 74% penetration rate), and much slower growth, as most Americans are already online.  Approximately 70% of China’s estimated 383 million Internet users today are under the age of 30.  This age group is most likely to seek online entertainment, including games, music and chat rooms, which should drive future revenues for the online games market.

Mobile Market

At the end of 2008, China had the highest number of mobile cellular subscribers with approximately 641 million users. However, the number of subscribers per 100 inhabitants was still low at 48. This is expected to increase as the penetration rate increases and converges to levels observed in other developed countries such as the U.S. and Japan.  The implementation and realization of 3G has also laid the foundation for the development of mobile broadband communications. According to CNNIC and Morgan Stanley research, in 2009 the stage was set with 46% of internet population using 2.xG mobile data service.

Source:  CNNIC, Morgan Stanley

The growth in mobile subscription is likely to spur growth in mobile internet usage. According to iResearch, the mobile internet market is expected to reach RMB41.3 billion (US$6.07 billion) by 2012 with annual growth rate reaching as high as 47.7% in 2012.  The growth in mobile phones and mobile internet usage opens up a huge opportunity for mobile gaming, especially in connected casual and multiplayer gaming. According to iResearch, the number of mobile phone game users is expected to reach 98 million by 2012, with growth averaging over 20% for the next 5 years.

Source:  iResearch

Online Games Market

Ten years ago China didn’t have an online games industry, but today after a decade of progress China’s online games industry is a stable industry with numerous companies providing all levels of the value chain, including development, publishing, distributing and selling. According to International Data Corporation (IDC), since 2005 the volume of Chinese developed games has been exceeding that of foreign games.

By year end 2008, iResearch estimates that the United States, China and Korea were the world’s top three online games markets, making up about 29%, 27% and 21%, respectively, of the online global market.  This year China is likely to surpass the U.S. to become the world’s largest online games market. China’s competitive advantage includes its large market size, growing demand, improved game production skills, and strong synergy between the games industry and supporting industries.  China’s online games industry has expanded concurrently with the development of broadband technology to become one of the fastest-growing interactive entertainment industries in the world. The industry is by far the most successful Internet content business in China with over 200 new game titles being launched annually.   Key trends in China’s online games market (Source: Financial Times, CNNIC, Niko Partners) can be summarized as follows:

•	64% of China’s Internet users are online game players
•	50% of online gamers have been playing for more than three years
•	Over 2 million young Chinese can be found at any one time playing an online game
•	The industry reflects strong consumer demand for media content that is relevant to local culture
•	Internet cafes play a key role in the online games growth in China, with over 23 million PCs in Internet cafes provide cheap and easy Internet access to low-income games players

According to iResearch, in 2009 China’s online games market increased 30.2% to RMB27.1 billion (US$3.97bn) over 2008. The overall online games market is expected to keep growing at an average annual rate of 20% in the coming five years as shown in the two graphs below. By 2012, iResearch forecasts that the market will be worth more than RMB68 billion (US$10 billion), when China will then account for almost half the global market.

Source:  iResearch

Current Market Dynamics

The Chinese online games market has proven resilient to the worldwide economic downturn in the latter half of 2008 and 2009.  In addition, many industry experts argue that the online-games industry is not only recession-proof, but can actually benefit from the economic crisis.  In fact, many Chinese games developers remain optimistic because they believe that a worldwide economic downturn has had little effect on their business. In a challenging economic environment as consumers tend to stay at home instead of going out, they take advantage of more economical forms of entertainment such as online games. With such games constituting a small-ticket item, users have not cut back as much on this type of discretionary spending.  Online games are now part of China's culture and it costs around US$0.15 an hour to play a game which is the cheapest form of entertainment.

Competition

Currently it is estimated that there are some 120 online games operators running approximately 200 online games in China. But only a few developers can make a profit on their games.  Developing an online game in-house takes 12 to 18 months and the R&D of an ordinary 3D online game often costs as much as RMB10 million (around US$1.5 million) according to analysis performed by ThinkEquity. Insiders say that out of ten online games, only one is profitable.  Such estimates may shock those who believe that the business consistently generates huge profits. In March 2009, iResearch estimated that about 70% of China's online games companies spend more than they earn.

Top Online Game Operators

Source:  Securities Asia Estimates

As displayed in the chart above, the current Chinese online games market is dominated by eight operators with a total market share of 76%. Tencent, Shanda, and NetEase are the top 3 online game companies in China with combined market share of 50%.  Six of the top Chinese online games operators are listed in the US, and three are listed on the Hong Kong Stock Exchange:

•	US NASDAQ: NetEase (NTES), The9 (NCTY), Perfect World (PWRD), Sohu/ChangYou (SOHU & CYOU), and Shanda Games (GAME)
•	US NYSE: Giant (GA)
•	HK HKSE: Tencent (0700.HK), Net Dragon Websoft Inc. (0777.HK) and Kingsoft (3888.HK)

The top online games operators have already begun strengthening their product offering platform and disengaging themselves from dependence on one single product. In this aim, they have achieved notable success, which is evident from the attractive games they currently have in their portfolio. At the same time, most of them have started to develop multiple games targeted at different market segments, and also put more emphasis on promoting a few competitive products to keep ahead of the market and achieve maximum profits.   With their diversified portfolio of games, the top online games operators have been able to maximize interest from potential users and consequently maximize their revenue streams.  Because competition is becoming fiercer in the online games industry, only developers who have core competency in R&D, operations and distribution can expand in a sustainable way.

Online Games Platform

The majority of online games revenue in China comes from Massive Multiplayer Online Role-Playing Games (MMORPGs). However, casual games are becoming increasingly popular, as these are usually easier to pick up and less time-consuming. In the high-end 3D online games market, foreign products still dominate the market. Online games developed in Korea and the US are predominantly 3D products, whereas Chinese products are either 2D or 2.5D.

In a 2009 China Online Games Market report it was estimated that 52% of MMORPGs in China are 2D products, with 3D products accounting for only 33%. The expectation is that 3D products will become the mainstream in the future, but 2D products will continue to play a role.  2D products have some advantages, one being that players do not need sophisticated hardware to play the game, an important feature especially when selling these games in rural areas or small cities in China. Today, 3D games are more popular than 2D games, and represent 50% of the market. All three games that Santaro is presently developing are 3D games.

Success Factors & Key Features

Moreover, the 2009 China online games market report from Yiguan International provides a good overview of what features players value most in online games. Interviews with presidents of 10 media games associations show that the top key features contributing to make an online game successful include the following:  Picture Quality, Interest/Complexity of the Game, and the Narrative, in particular, Games Featuring Chinese Culture.  The chart below reflects the opinions of chief editors at 10 professional media companies in China regarding the factors contributing to the success of an online game product.

Source:  10 Professional Media Companies

Regulatory Environment

Certain Internet areas, such as telecommunications, information services, international connections to computer information networks, information security and censorship, are covered extensively by a number of existing laws and regulations issued by Chinese governmental authorities.  There are three key regulatory bodies overseeing the Chinese online games industry: 1) Ministry of Culture (MOC); 2) Ministry of Industry and Information Technology; and, 3) General Administration of Press and Publication (GAPP).

In July, 2009, the Ministry of Culture issued a notice banning online games that feature Mafioso kingpins, marauding street gangs or any sort of organized hooliganism. This is an important aspect which shows that once an online game is developed, the process is not yet over. Indeed, if the government does not approve the game, the operator cannot launch the game in the market.  In accordance with the national laws and regulations of China, Santaro plans to make full use of its advantages to provide high-quality and professional digital interactive entertainment services for its partners and players.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC.

ITEM 2.	PROPERTIES

The Company’s property and equipment consists wholly of computer equipment, leasehold improvements, and furniture. The net value of the Company’s property and equipment was $201,379 as of December 31, 2010.

ITEM 3.	LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Our company's securities are traded on the Over-The-Counter Bulletin Board (“OTCBB”) operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “STIE”.

Fiscal Quarter	High Bid	Low Bid
2010
Fourth Quarter 10-01-10 to 12-31-10	$5.55	$4.10
Third Quarter 07-01-10 to 09-30-10	$0.00	$0.00
Second Quarter 04-01-10 to 06-30-10	$0.00	$0.00
First Quarter 01-01-10 to 03-31-10	$0.00	$0.00

Shareholders

As of December 31, 2010, we had 57 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity.

Dividend Policy

We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an overview of the important factors that management focuses on in evaluating our business; financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth in the Company’s reports filed with the SEC on Form 10-K, 10-Q and 8-K as well as in this Annual Report on Form 10-K. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Results of Operations

Because the Company is in the development stage, our operations have been limited to developing our products.  As a result, the Company realized no revenue during the period from inception (August 9, 2006) through December 31, 2010. The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Years Ended December 31,
	2010	2009
Operating expenses
Research and development expenses	$1,532,966	$1,548,850
Sales and marketing expenses	27,935	118,818
General and administrative expenses	574,859	775,104

Loss from operations	(2,135,760)	(2,442,772)
Non-operating expenses	1,035	438,540

Loss before income tax expense and non-controlling interest	(2,136,795)	(2,881,312)

Deferred tax expense(benefit)	610,694	(610,694)

Net loss	$(2,747,489)	$(2,270,618)

Research and Development (R&D) expenses

R&D expenses primarily consist of R&D salary, depreciation, and office and communication fees which occurred for R&D activities. For the year ended December 31, 2010, R&D expense was $1,532,966, representing a slight decrease of $15,884 or 1.03%, compared with $1,548,850 for the corresponding period in 2009 which was due to the HR structure adjustment. Specifically speaking, salary expense decreased by $140,078 in 2010; Depreciation of fixed assets for the year 2010 also decreased by $5,653, compared with the corresponding period in 2009, offsetting by increase of rent expenses by $126,288, compared with the corresponding period in 2009. Others variance includes expenses for business entertainment, business travelling, etc.

Sales and marketing expenses

Selling expenses mainly represent advertising costs and fees. For the year ended December 31, 2010, selling expense was $27,935, representing a decrease of $90,883 or 76% compared with $118,818 for the corresponding period in 2009. The decrease was mainly due to expenditures of $46,312 for attending the Shanghai Video Games Exhibition, and $53,543 for a promotional event in 2009 but no such expenditures occurred in 2010. Other variances include, but are not limited to, sundry promotion fee.

General and administrative expenses

General and administrative expenses consist primarily of compensation for personnel, business travelling expense, rental and office expense related to ordinary administration and fees for professional services. For the year ended December 31, 2010, total general and administrative expenses was $574,859, representing a decrease of $200,245, or approximately 26% as compared to $775,104 for the corresponding period in 2009 which was due to existing HR structure adjustment and offices rearrangement in 2010. Specifically speaking, salary expense decreased from $250,905 in 2009 to $135,968 in 2010. The Company combined its two offices into one located in Shifoying, Chaoyang, Beijing, PRC, rent expenses for office use decreased from $291,976 in 2009 to $34,606 in 2010. The Company launched in capital market in 2010 and related professional service fee is $107,169. Other variances include expenses incurred for social insurance for supporting department, communication fee, and power, etc.

Non-operating expenses

Non-operating expenses for the year ended December 31, 2010 decreased by $437,505 to $1,035 compared to $438,540 for the corresponding period in 2009.

During the year ended December 31, 2009, the Company abandons a claim against FL Media, valued at $438,540. The claim was abandoned in order to obtain FL Media’s support in the future development and promotion of the Company’s San Guo Online game.

Deferred tax expense (benefit)

For the year ended December 31, 2010, the deferred tax benefit decreased by $1,221,388 to $610,694 compared with $(610,694) for the corresponding period in 2009. The change in deferred tax benefit was due to the full allowance of the management’s recognition of relevant deferred tax  assets at the end of fiscal years 2010 since it is more likely than not that all of the deferred tax assets will not be realized.

Net loss

For the year ended December 31, 2010, the net loss increased to $2,747,489 compared with $2,270,618 for the corresponding period in 2009. The increase in net loss was primarily due to decreases in R&D expense, sales and marketing expenses, general and administrative expense, and non-operating expense.

Liquidity and Capital Resources

We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows supported by owners and related parties will be sufficient to meet our working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.

Since we initiated our business operations, we have been funded primarily by related parties. CixiYide Auto Company (the “CixiYide”) provided loan of $4,846,184 for the business’s initial operations. Mr. Zhilian Chen is the major owner of CixiYide.

Going Concern

Our financial statements are presented on a going concern basis.  We are in a development stage and have not generated any revenue during the period from its inception to December 31, 2010. We have an accumulated deficit of $5,755,855. This condition raises substantial doubt about our ability to continue as a going concern. We currently have very little cash on hand and no other liquid assets.  We plan to fund continuing operations through new financing from related parties and equity financing arrangements. The total capital needed to complete its existing online game program with two games close to being launched in the market to finish developing its SOUL engine platform, and to set up a marketing platform to successfully sell and distribute the two games is approximately $10 million. The revenue from these games is expected to cover future key expenses with an emphasis on the promotion and advertising of the games. Our ability to continue as a going concern is dependent on accomplishment of the plan.  However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Years ended December 31,
	2010	2009

Net cash used in operating activities	$(2,051,345)	$(2,590,144)
Net cash used in investing activities	(41,752)	(131,389)
Net cash provided by financing actives	2,395,303	2,718,948
Effect of foreign currency exchange rate changes on cash and cash equivalents	5,159	38
Net (decrease) increase in cash and cash equivalents	$307,365	$(2,547)

Cash Flows

Net cash used in operating activates: The Company had no revenue from its inception in 2006 to December 31, 2010. Our net cash used in Operating activities decreased $538,799 in the year ended December 31, 2010 compared to that in the year ended December 31, 2009. Most operating cash flow is the result of cash-paid expenditure during operation. The decrease of net cash used in operating activities was due to a decrease in salary expenses and rental expenses as existing HR structure adjustment and combination of offices.

Net cash used in investing activities: Our net cash used in investing activities decreased $89,637 in the year ended December 31, 2010 compared to that in the year ended December 31, 2009. The decrease in net cash used in investing activities was the result of a decrease in the purchasing of new equipment and facilities during 2010.

Net cash provided by financing activities: Our cash provided by financing activities significantly decreased from $2,718,948 for the year ended December 31, 2009 to $2,395,303 for the year ended December 31, 2010, representing a decrease of 11.9%. This is a result of that the current financed capital could not support current operation and product development, CixiYide Car Service Company, 97% controlled by the Company’s controlling shareholder, continuously provides financial support.

Working capital

Working capital is $(4,805,220) as of December 31, 2010 compared with $(2,607,454) as of December 31, 2009. The significant change in working capital is due to the development stage of the Company’s games. Because the Company’s games are not yet producing any revenue, the Company obtained loans to support daily operations. The Company obtained a loan in the amount of $2,280,408 at December 31, 2009 from CixiYide Company. As of December 31, 2010, the Company accumulatively obtained loans in the amount of $4,846,184 from CixiYide Company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Description of Property

The Company’s property and equipment consists wholly of computer equipment, leasehold improvements, and furniture. The net value of the Company’s property and equipment was $201,379 as of December 31, 2010.

Employees

The Company currently employs approximately 160 designers and programmers with an average age of 26. The majority of employees have three to five years’ experience in the online games industry.

Competition for talented and well-educated professionals is intense among local online gaming companies. Management has set up an attractive work environment to stimulate employee creativity. A career advancement program has been prepared to provide opportunities for employees to receive additional training and promotion.

Recent issued accounting pronouncements

In February 2010, FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events. As a result of the ASU, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements - either in originally issued financial statements or reissued financial statements. This change addresses practice issues for SEC registrants with respect to processes around issuing financial statements and SEC registration requirements (e.g., incorporation by reference of previously issued financial statements).

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (ACS Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. This guidance was effective for our first quarter ended March 31, 2010.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Santaro Interactive Entertainment Company

We have audited the accompanying consolidated balance sheets of Santaro Interactive Entertainment Company and its subsidiaries (A development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from August 9, 2006 (Inception) through December 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from August 9, 2006 (Inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United State of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred significant losses from operations for the two years ended December 31, 2010 and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Bernstein & Pinchuk LLP
New York, New York
March 30, 2011

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$320,087	$12,722
Prepaid expense	47,703	35,406
Other receivables	152,659	41,420

Total current assets	520,449	89,548

Property and equipment, net	201,379	242,169
Intangibles	6,004	-
Deferred tax asset	-	611,022

Total Assets	$727,832	$942,739

LIABILITIES AND DEFICIT
Current liabilities
Other payables and accrued expenses	$160,087	$43,577
Due to a related party	5,165,582	2,653,425

Total current liabilities	5,325,669	2,697,002

DEFICIT

Common stock ($0.001 par value; authorized –75,000,000 shares; issued and outstanding –67,500,000 shares and 55,670,000 shares as of December 31, 2010 and 2009 respectively)	67,500	55,670
Additional Paid-In Capital	1,203,726	1,315,826
Deficit accumulated during the development stage	(5,755,855)	(3,248,141)
Accumulated other comprehensive income (loss)	(113,208)	17,655
Total deficit of the Company’s stockholders	(4,597,837)	(1,858,990)
Noncontrolling interest	-	104,727

Total deficit	(4,597,837)	(1,754,263)

Total liabilities and deficit	$727,832	$942,739

See notes to the consolidated financial statements.

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,		August 9, 2006 (inception of Beijing Sntaro) through
	2010	2009	December 31,2010
Operating expenses
Research and development expenses	$1,532,966	$1,548,850	$3,933,220
Sales and marketing expenses	27,935	118,818	165,496
General and administrative expenses	574,859	775,104	1,790,383

Loss from operations	(2,135,760)	(2,442,772)	(5,889,099)

Non-operating expenses	1,035	438,540	439,575

Loss before income tax expense and noncontrolling interest	(2,136,795)	(2,881,312)	(6,328,674)

Deferred tax expense (benefit)	610,694	(610,694)	-

Net loss	(2,747,489)	(2,270,618)	(6,328,674)

Less: Net loss attributable to the noncontrolling interests	(239,775)	(333,044)	(572,819)

Net loss attributable to the Company	(2,507,714)	(1,937,574)	(5,755,855)

Other comprehensive income (loss)
Net loss	(2,747,489)	(2,270,618)	(6,328,674)
Foreign currency translation adjustment	(130,863)	(22)	(113,208)
Comprehensive loss	(2,878,352)	(2,270,640)	(6,441,882)
Less: Comprehensive loss attributable to the non-controlling interest	(239,775)	(333,044)	(572,818)

Comprehensive loss attributable to the Company	$(2,638,577)	$(1,937,596)	$(5,869,064)
(Loss)/Earnings per share:
Basic and diluted	$(0.04)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	67,500,000	55,670,000

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Changes In Shareholders’ Equity

	Stockholders’ Equity (Deficit)
	Common Stock
	Share	$0.001 Par Value	Additional Paid-In Capital	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Total deficit of the Company’s stockholders	Noncontrolling interest	Total deficit

Balance at August 9, 2006	55,670,000	55,670	(55,670)	-	-	-	-	-
Net (loss)			-	(21,583)	-	(21,583)	-	(21,583)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	884	884	-	884
Inject paid-in capital			139,580	-	-	139,580	-	139,580
Balance at December 31, 2006	55,670,000	55,670	83,910	(21,583)	884	118,881	-	118,881
Net (loss)			-	(483,001)	-	(483,001)	-	(483,001)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	10,100	10,100	-	10,100
Inject paid-in capital			492,141	-	-	492,141	-	492,141
Balance at December 31, 2007	55,670,000	55,670	576,051	(504,584)	10,984	138,121	-	138,121
Net (loss)			-	(805,983)	-	(805,983)	-	(805,983)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	6,693	6,693	-	6,693
Inject paid-in capital			739,775	-	-	739,775	-	739,775
Balance at December 31, 2008	55,670,000	55,670	1,315,826	(1,310,567)	17,677	78,606	-	78,606
Net (loss)			-	(1,937,574)	-	(1,937,574)	(333,044)	(2,270,618)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(22)	(22)	-	(22)
Inject paid-in capital			-	-	-	-	437,771	437,771
Balance at December 31, 2009	55,670,000	55,670	1,315,826	(3,248,141)	17,655	(1,858,990)	104,727	(1,754,263)
Net (loss)		-	-	(2,507,714)	-	(2,507,714)	(239,775)	(2,747,489)
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	(130,863)	(130,863)	-	(130,863)
Effect of reverse acquisition	11,830,000	11,830	(112,100)	-	-	(100,270)	135,048	34,778
Balance as of Dec 31, 2010	67,500,000	67,500	1,203,726	(5,755,855)	(113,208)	(4,597,837)	-	(4,597,837)

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,		August 9, 2006 (inception of Beijing Sntaro) through
	2010	2009	December 31,2010
Cash flows from operating activities:
Net loss	$(2,747,489)	$(2,270,618)	$(6,328,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83,281	77,038	217,616
Amortization of intangible assets	306	-	306
Deferred tax asset	610,694	(610,694)	-
Changes in operating assets and liabilities:
Prepaid expense	(10,816)	(19,022)	(45,376)
Other receivable	(100,113)	227,060	(140,543)
Other payables and accrued expenses	103,394	6,092	145,928
Due to a related party	9,398	-	28,243
Net cash used in operating activities	(2,051,345)	(2,590,144)	(6,122,500)

Cash flows from investing activities:
Purchase of property and equipment	(35,442)	(131,389)	(406,159)
Purchase of intangible assets	(6,310)	-	(6,310)
Net cash used in investing activities	(41,752)	(131,389)	(412,469)

Cash flows from financing activities:
Proceeds from shareholders	34,778	-	1,406,274
Capital contributed by noncontrolling interest owner	-	438,540	428,290
Loan from related party	2,360,525	2,280,408	4,931,692
Net cash provided by financing activities	2,395,303	2,718,948	6,766,256
Effect of exchange rate fluctuation on cash and cash equivalents	5,159	38	88,800
Net (decrease)increase in cash and cash equivalents	307,365	(2,547)	320,087
Cash and cash equivalents at the beginning of year	12,722	15,269	-
Cash and cash equivalents at the end of year	$320,087	$12,722	$320,087
Supplemental disclosure for cash flowinformation

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Notes to Consolidated Financial Statements

1. ORGANIZATION AND DISCRIPTION OF BUSINESS

Santaro Interactive Entertainment Company (“the Company”) was incorporated on December 30, 2009 in the State of Nevada.  The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP), and the Company’s fiscal year end is December 31.

On October 12, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Santaro Holdings, Ltd., a limited liability company organized under the laws of British Virgin Islands, (“SHL”), and the shareholders of SHL (collectively the “SHL Shareholders”). Pursuant to the terms of the Exchange Agreement, the SHL Shareholders transferred to the Company 100% of the outstanding shares of SHL in exchange for the newly issued 55,670,000 restricted shares of the common stock of the Company. SHL is a holding company which has a 100% ownership interest in Santaro Investments, Ltd., a Hong Kong company which in turn has a 100% ownership interest in Ningbo Sntaro Network Technology Co., Ltd, a Wholly Foreign Owned Enterprise (“WFOE”) established in the People’s Republic of China. Through control of the WFOE, the Company controls Beijing Sntaro Technology Co., Ltd, a company organized under the laws of the People’s Republic of China and engaged in the development and operation of online games. As a result of the transactions described above, the Company became the record and beneficial owner of 100% of the share capital of SHL and therefore owns 100% of the share capital of its subsidiaries and Variable Interest Entities indirectly.

Santaro Holdings, Ltd. (“SHL”) is a limited liability company organized under the laws of British Virgin Islands incorporated on December 2, 2009.100 shares with par value $1.00 were issued and outstanding, although no capital was paid in as of December 30, 2010.

As a holding company, SHL has one wholly owned subsidiary, Santaro Investments, Ltd. (“Santaro HK”), a Hong Kong corporation set up by SHL on January 27, 2010. On July 13, 2010, Santaro HK set up a wholly owned subsidiary, Ningbo Sntaro Network Technology Co., Ltd. (“Ningbo Sntaro”), a Wholly Foreign Owned Enterprise (WFOE) organized under the laws of the People’s Republic of China (“PRC”). Ningbo Sntaro exercises control through a series of agreements over Beijing Sntaro Technology Co., Ltd. (“Beijing Sntaro”), an operating company organized under the laws of the PRC, and principally engaged in the development and operation of online games. Beijing Sntaro has 100% ownership interest in Beijing Sntaro Freeland Network Co., Ltd. (the “FL Network”), a company organized under the laws of the PRC. The beneficial controlling stockholders of the Company own all the outstanding shares of Beijing Santaro.  In addition, SHL is the indirect parent of Ningbo Sntaro and controls this entity through its ownership of Santaro HK.

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP, services in the PRC such as the business of providing online games. In September 2010, a series of contractual arrangements were entered between Ningbo Sntaro and Beijing Sntaro and its individual owners. Pursuit to the agreements, Ningbo Sntaro provides exclusive technical consulting and management services to Beijing Sntaro. A summary of the major terms of the agreements is as follows:

(1)	Ningbo Sntaro has the sole discretion to determine the amount of the fees it will receive and it intends to transfer substantially all of the economic benefits of Beijing Sntaro to Ningbo Sntaro;
(2)	The equity owners irrevocably granted the Ningbo Sntaro the right to make all operating and business decisions for Beijing Sntaro on behalf of the equity owners;
(3)	All equity owned by the three equity owners were pledged to Ningbo Sntaro as a collateral against the service fee payable to Ningbo Sntaro;
(4)	The equity owners may not dispose of or enter into any other agreements involving the common shares without prior agreement by Ningbo Sntaro.
(5)	Ningbo Sntaro bears Beijing Sntaro’s operating risk.

Because the above arrangement, which assigned all of Beijing Sntaro’s equity owners' rights and obligations to Ningbo Sntaro resulting in the equity owners lacking the ability to make decisions that have a significant effect on Beijing Sntaro's operations and Ningbo Sntaro's ability to extract the profits from the operation of Beijing Sntaro, and assume the Beijing Sntaro's residual benefits. Because the Ningbo Sntaro and its indirect parent are the sole interest holders of Beijing Sntaro, the Company consolidates Beijing Sntaro from its inception consistent with the provisions of FASB Accounting Standards Codification ("ASC") 810-10.

Beijing Sntaro was organized under the laws of People’s Republic of China (the “PRC”) on August 9, 2006 with paid-in capital of $139,580, which was 80% owned by Mr. Zhilian Chen, Beijing Sntaro’s chairman; the other 20% of the equity was held by Mr. Wenjie Lu. Beijing Sntaro is engaged in the development and operation of online games, investment in online games project. At present, Beijing Sntaro has been in development stage and does not conduct any substantive sale of its online games.

Beijing Sntaro completed a series of changes in ownership which were necessary to comply with its development. In April, 2007, pursuant to a Board of Directors’ resolution, Beijing Sntaro changed its equity ownership as follows; Mr. Zhilian Chen, Mr. Xiaobo Li and Mr. Wenjie Lu became the owners of Beijing Sntaro, with the percentage of ownership of 60%, 20%, and 20% respectively, and paid-in capital of $379,033, $126,344, and $126,344, respectively.

In May 2008, Beijing Sntaro entered into its second change of equity ownership. According to the equity agreement in May 2008, Mr. Zhilian Chen, Mr. Xiaobo Li, Mr. Xianhua Shen and Miss Yingnv Sun became the owners of Beijing Sntaro, with the percentage of ownership of 60%, 20%, 10%, and 10%, respectively, and paid in capital of $822,897, $274,299, $137, 150, and $137,150, respectively.

On March 9, 2009, Beijing Sntaro established FL Network, a subsidiary that is engaged in the business of online games development and operation, mainly focuses on technology research, FL Network is 70% owned by Beijing Sntaro, and 30% owned by Beijing East Free Land Media & Film Co., Ltd (the “FL Media”).

In April 2010, Beijing Sntaro entered into its third change of equity ownership. According to an amended equity agreement in December 2009, Mr. Xiaobo Li transferred his ownership in Beijing Sntaro to Mr. Zhilian Chen, another owner of Beijing Sntaro, and increased Mr. Chen’s percentage of ownership to 80%, with paid-in of capital $1,097,196. Mr. Xianhua Shen’s and Ms. Yingnv Sun’s equity remained unchanged, with their percentage of ownership at 10%, and 10%, respectively, and paid-in capital of $137, 150, and $137,150, respectively.

On June 20, 2010, the FL Network, the subsidiary of Beijing Sntaro, also completed a change in its ownership. Ms. Yu Bai was transferred 2.5% ownership by Beijing Sntaro and 2.5% shares by FL Media for free. And Ms. Yu Bai became a new owner of FL Network, with the percentage of ownership of 5%, Beijing Sntaro and FL Media changed their ownership percentage from 70% and 30% to 67.5% and 27.5%, respectively.

On October 12, 2010, within the Exchange Agreement described above, the Company used 8,400,000 shares out of the newly issued 55,670,000 shares to exchange the 32.5% noncontrolling interests in FL Network from FL Media and Ms. Yu Bai and gave the interests to Beijing Sntaro, who had 67.5% ownership interest in FL Network. As of December 31, 2010, Beijing Sntaro has 100% ownership interest in the FL Network.

The Company is principally engaged in the development and operation of online games, and has a core product development team that is responsible for developing new games. San Guo Online and UU Rowing are the two Massive Multiplayer Online Role Playing Game (“MMORPG”) games that will be launched when finished.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of December 31, 2010, and the results of operations and cash flows for the year ended December 31, 2010 and 2009, have been made.

The accompanying audited consolidated financial statements as of December 31, 2010 and for the year then ended include the Company, SHL, Santaro HK, Ningbo Sntaro, Beijing Sntaro and FL Network. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the fair value determination of financial and equity instruments, the realization of deferred tax assets and; the recoverability of intangible assets and property, plants and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Foreign Currency Translation and transaction

The Company maintains its books and accounting records in People’s Republic of China (the “PRC”) currency "Renminbi" ("RMB"), which is determined as the functional currency. The Company’s financial statements are translated into the reporting currency, the United States Dollar (“US$”). Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period.  Translation adjustments resulting from translation of these financial statements are reflected as accumulated other comprehensive income (loss) in the stockholders’ equity.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of operations and comprehensive lossand amounted to ($113,208) as of December 31, 2010, and $17,655as of December 31, 2009.  The balance sheet amounts with the exception of equity at December 31, 2010 were translated at 6.6118 RMB to $1.00 USD as compared to 6.8372RMB at December 31, 2009. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the year ended December 31, 2010 and 2009 were 6.77875 RMB and 6.84088 RMB, respectively.

Statement of Cash Flows

In accordance with FASB guidance, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Measurements

Effective January 1, 2008, the Company adopted ASC 820-Fair Value Measurements and Disclosure or ASC 820 for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
Level 2:
Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3:
Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

Cash and cash equivalentsand accounts due from and to related parties, are carried at cost on the balance sheets and the carrying amount approximates their fair value because of the short-term nature of these financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Computer equipment	5 years
Leasehold improvements	5 years
Furniture and fixtures	5 years

The Company recognizes website and internally used software development costs in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (ASC Topic 350). As such, the Companyexpenses all costs that are incurred in connection with the planning and implementation phases of development and costs that are associated with repair or maintenance of the existing websites and software. Costs incurred in the development phase are capitalized and amortized over the estimated product life. Since the inception of Beijing Sntaro, the amount of costs qualifying for capitalization has been insignificant and as a result all website and internally used software development costs have been expensed as incurred.

Advertising expenses

Advertising costs are expensed when incurred and included in sales and marketing expenses and amounted to $17,829 and $110,531for the years ended December 31, 2010 and 2009, respectively.

Research and development expenses

Costs incurred for the development of online game products prior to the establishment of technological feasibility and costs incurred for maintenance after the online game products are available for marketing are expensed when incurred and are included in research and product development expenses.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10-25 clarifies the accounting for uncertain tax positions and requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income.

Recent issued accounting pronouncements

In February 2010, FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events. As a result of the ASU, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements - either in originally issued financial statements or reissued financial statements. This change addresses practice issues for SEC registrants with respect to processes around issuing financial statements and SEC registration requirements (e.g., incorporation by reference of previously issued financial statements).

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (ACS Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

-	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
-	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

-
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

-	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. This guidance was effective for our first quarter ended March 31, 2010.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and has not generated any revenue during the period from its inception to December 31, 2010. The Company has an accumulated deficit of$5,755,855. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company currently has very little cash on hand and no other liquid assets.  The management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The total capital needed to complete its existing online game program with two games close to being launched in the market to finish developing its SOUL engine platform, and to set up a marketing platform to successfully sell and distribute the two games is approximately $10 million. The revenue from these games is expected to cover future key expenses with an emphasis on the promotion and advertising of the games.The ability of the Company to continue as a going concern is dependent on accomplishment of the plan. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4. OTHER RECEIVABLES

Other receivables of $152,659 and $41,420 as of December 31, 2010 and 2009 consisted of cash advances given to certain employees for use during business operations and are recognized as General and Administration expenses when expensed. It also includes certain rental deposit.

5. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2010	December 31, 2009

Computer equipment	306,849	272,384
Furniture and fixtures	54,678	42,085
Leasehold improvement	67,551	65,324
	429,078	379,793
Less: Accumulated depreciation	(227,700)	(137,624)

Property and equipment, net	$201,379	$242,169

Depreciation expenses for the years ended December 31, 2010 and 2009 were $83,281 and $77,038 respectively.

6. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

	December 31,	December 31,
	2010	2009
Payroll and welfare payables	$-	$933
Other payables	160,087	42,644

Total	$160,087	$43,577

7. INCOME TAX EXPENSES

The Company and its subsidiaries file income tax returns separately.

The United States of America
Santaro Interactive Entertainment Company is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

British Virgin Islands
Santaro holdings Ltd (the “SHL”) was incorporated in the British Virgin Islands on December 2, 2009 (“SHL”). Under the current laws of the British Virgin Islands, SHL is not subject to tax on income or capital gains. In addition, upon payments of dividends by SHL, no British Virgin Islands withholding tax is imposed.

Hong Kong
Santaro Investments, Ltd., was incorporated in Hong Kong on January 27, 2010. Santaro HK did not earn any income that was derived in Hong Kong for the year ended December 31, 2010 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC
Ningbo Sntaro, Beijing Sntaro and FL Network were all organized under the laws of the People’s Republic of China (“PRC”) which are subject to Enterprise Income Tax (“EIT”) on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the Enterprise Income Tax Law. Pursuant to the PRC Income Tax Laws, the Company and subsidiary are subject to EIT at a statutory rate of 25%.

Beijing Sntaro had deferred tax assets of approximately $824,525and $631,765 as of December 31, 2010 and December 31, 2009, respectively, which consisted of a tax loss carry-forward. Beijing Sntaro had no other temporary differences as of December 31, 2010 and December 31, 2009. As of December 31, 2010, the full valuation allowance of $824,525 was provided so no deferred tax assets were recognized. As of December 31, 2009, valuation allowance of $390,992 was provided against the deferred tax assets, and deferred tax asset of $240,773 was recognized.

FL Network had deferred tax assets of approximately $698,545 and $370,249 as of December 31, 2010 and December 31, 2009 that consisted of tax loss carry-forwards. It had no other temporary differences as of December 31, 2010 and December, 31, 2009.As of December 31, 2010, the full valuation allowance of $698,545 was provided so no deferred tax assets were recognized. As of December 31, 2009, no valuation allowance was provided against the deferred tax assets, and deferred tax asset of $370,249 was recognized.

In assessing the realizationof deferred tax assets, the Company considers projected future taxable income and tax planning strategies in making its assessment, as of December 31, 2010, and 2009, for PRC income tax purposes. As of December 31, 2010, Beijing Sntaro had a gross tax loss carry-forward of $3,431,104 which would expire in future years. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowance was provided as of December 31, 2010.

As of December 31, 2010, for PRC income tax purposes, FL Network had $2,794,180 gross loss carry-forwards which would expire in future years.  Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowance was provided as of December 31, 2010.

8. EMPLOYEE BENEFITS

The full-time employees of the Company and its subsidiary that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, unemployment insurance and pension benefits. The Company is required to accrue for these benefits based on percentages of 10%, 1% and 12% of the local employees’ average salaries in accordance with the relevant regulations, and to conduct contributions to the state-sponsored medical plans, unemployment insurance and pension benefits. Total amounts expensed for such employee benefits amounted to $111,679 and $39,291 for the years ended December 31, 2010 and 2009, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

9. RELATED PARTY TRANSACTIONS AND BALANCES

The Company is in a development stage and has no revenue to date during the period from its inception to December 31, 2010. , CixiYide Auto Company (the “CixiYide”), a company 97% owned by the Company’s director and 80% ultimate shareholder Mr. Zhilian Chen, provides continuous financial support for Beijing Sntaro’s business and operation. By the end of 2009, CixiYide has provided a loan of $2,634,119. During the year 2010, CixiYide made an additional loan of $2,212,065 to the Company. The total amount due to CixiYide is $4,846,184 as of December 31, 2010.

Santaro HK signed a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered Paid-In-Capital in accordance with Chinese legal requirements. Santaro HK received this loan in September 2010.

In the year ended December 31, 2007, Mr. Zhilian Chen provided $18,047 loan to the Beijing Sntaro, which remained outstanding as of December 31, 2010.

The loans from CixiYide and Mr. Zhilian, Chen are unsecured and interest free, payable on demand, and were outstanding as of December 31, 2010.

10. LEASE COMMITMENTS

The Company has entered into operating lease arrangements mainly relating to its office premises and computer equipment which will all end in 2011. Future minimum lease payments for non-cancelable operating leases as of December 31, 2011 are as follows:
Office premises
( US$)
2011	100,806

Total	100,806

Total rental expenses are US$196,654 and US$291,819 for the years ended December 31, 2010 and 2009 respectively.

11. SUBSEQUENT EVENT

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 10, 2011, the Registrant dismissed its independent registered public accounting firm, Child, Van Wagoner & Bradshaw, PLLC (“CVB”).

CVB audited the Registrant’s financial statements as of February 28, 2010 and for the period of December 30, 2009 (date of inception) to February 28, 2010. The report of CVB dated March 23, 2010 on those financial statements did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.  However, the Registrant’s audited financial statements contained in its registration statement on Form S-1 as of February 28, 2010 and for the period of December 30, 2009 (date of inception) to February 28, 2010, contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

During the period from the Registrant’s inception on December 30, 2009 through its fiscal year ended February 28, 2010 and subsequent interim period through January 10, 2011, there were no disagreements with the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CVB, would have caused CVB to make reference to the subject matter of such disagreements in connection with its report on the Company's financial statements.

Effective November 3, 2010, the Company engaged Bernstein & Pinchuk, LLP as the Registrant’s independent registered public accounting firm.

For the period from November 3, 2010 through January 10, 2011 the Company engaged both Child, Van Wagoner & Bradshaw, PLLC and Bernstein & Pinchuk, LLP.

During the period from the Registrant’s inception on December 30, 2009 through its fiscal year ended February 28, 2010 and subsequent interim periods prior to the Registrant’s engagement of Bernstein & Pinchuk, LLP, the Registrant did not consult Bernstein & Pinchuk, LLP regarding:

(i) The application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that the new accountant concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii) Any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.  Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Company’s management team is highly qualified, with most members having previously worked in leading foreign or domestic online games and/or IT companies. The majority of senior staff members bring more than 10 years’ individual professional team management experience.  The Directors and Executive Officers responsible for the day-to-day operations of the Company are listed in the table below.

Position	Name	Age
Chairman	Chen Zhi Lian	45
Chief Executive Officer (CEO)	Li Mingyang	34
Chief Financial Officer (CFO)	Yan Dong	29
Chief Operating Officer (COO)	Sixiao Yan	43
Marketing and Sales Manager	Jiang Baochun	33

Chen Zhi Lian – Chairman. Mr. Chen founded Sntaro in 2006 and is a member of the Board of Directors. Born in 1965, Mr Chen is an experienced and successful professional and has maintained several positions as Legal Representative throughout his career.  Mr Chen commenced his professional career in 1985 in the supply and marketing department of a collective enterprise in Cixi, Zhejiang Province. In 1991, he established a Sino-foreign joint venture Xinlian Clothing and Shoes Co., Ltd in Ningbo, Zhejiang Province, whose products were exported to over 20 countries.  In 2001, he founded Shente Chemical Fiber Co., Ltd in Zhejiang Province. As one of the top hundred enterprises in Cixi City, the company today mainly focuses on chemical fiber production. In 2004, Mr Chen invested in the largest motor sales company in Cixi City: Yide Bus Service Co., Ltd. During 2005 and 2006, he established BMW Auto Sales shop, Toyota Auto Sales shop and Volkswagen Auto Sales shop. These auto sales ventures now sell over 9,000 vehicles annually.

Li Mingyang - Chief Executive Officer (CEO). Mr Li joined Santaro in September 2007 as CEO. His role involves many key tasks, such as strategic planning (operational and financial), setting up and modernizing the management system, managing various departments and their annual budgets as well as performance and resources planning.  Prior to joining Sntaro, Mr Li worked from November 2006 to August 2007 for Western Union (France) and was involved in the R&D of several key projects such as the discount card program. Mr Li began his professional working career as an intern in the Purchasing Department of France’s automobile company Renault Group in May 2005.  Mr Li has a PhD from Institut European des Affaires (IEDA) in France and a Master’s Degree from INSEEC, one of the top business schools in France.

Ms. Yan Dong - Chief Financial Officer (CFO). Ms. Yan Dong graduated from Ji Nan university with the bachelor degree in 2003. Her first job is in Lament Brown Financial Consultant Co. as an assistant. From 2005 to 2009, she worked for Erisson Great China Corporation as an accounting assistant manager. Before she enjoined Santaro in July 2010, she worked for Bayer Science China Corporation as accounting manager.

Mr. Sixiao Yan - Chief Operating Officer (COO).  Mr. Sixiao Yan was born Jan. 18, 1967. He graduated from the mechanic and engineering department of Taiwan Chiao Tung University with Bachelor degree in 1990 and graduated from the material and engineering institute, Taiwan Qinghua University with Master degree in 1993. After he graduated, his first job is in the Hi-Sincerity Micro-Electricity Corporation as an engineer in 1993-1995. He also worked for Bate Computer co. and Jia Lei Information company as an engineer and manager respectively in 1995-1997. He worked for Air Liquide Co. Ltd as quality controller and information program planner. In 2000, He jointed the Larger Network Corporation and started his work in online game field. From that time, he has undertaken the deferent position such as game programmer game QA designer producer CEO and vice-president in the LARGER NETWORK CORPORATION.

Jiang Baochun – Marketing and Sales Manager. Mr Jiang has a strong background in the online gaming industry, with six years of R&D and 5 years of management experience. He joined Santaro in November 2009 as COO and he is also responsible for the marketing and sales of its two key online games: Three Kingdoms Online and UU World.  Prior to joining Sntaro, Mr Jiang was responsible for the operations of two games – Kusomania and The Lord of Dragon at Beijing Huanyu Kongjian Tech Co. Ltd. In February 2007, Mr Jiang was employed by Beijing Xinyu Brother Tech Co., Ltd where he negotiated business deals for overseas web games.  Mr Jiang’s professional career also includes stints at Shanghai Ruanjin Tech Co., Ltd; Dalian Zhuoao Tech Co., Ltd; Beijing Kingsoft Co., Ltd; and Guoji (Zhongshan) Electronic Co., Ltd.  Mr Jiang holds a bachelor’s degree in manufacturing and automation from Jilin University.

Board of Directors

Three of the directors, Mr. David Cohen, Mr. Ji Chen and Mr. Yanjie Shao are independent directors.  Mr. David Cohen and Mr. Yanjie Shao comprise the Audit Committee (Mr. Cohen Chairman); Mr. David Cohen and  Mr. Ji Chen comprise the Compensation Committee (Mr. Ji Chen Chairman); and Mr. Ji Chen and Mr. Yanjie Shao comprise the Nomination Committee (Mr. Yanjie Shao Chairman).

Mr. Yanjie Shao - Independent Director. Mr. Yanjie Shao born Sept. 20, 1939, He graduated from the Liaoning Finance college with economic bachelor degree in 1965. He worked as the director of the department of technical transformation, headquarters of Industrial and Commercial Bank of China from 1984 to 1988. From 1988 to 1997, Mr. Shao was promoted to president of the Beijing branch of ICBC. After his employment at ICBC, He serviced in Shanghai Pudong Development Bank as the Vice-Chairman. He retired in 2004.

Mr. Ji Chen - Independent Director.  Mr. Ji Chen was born March 16, 1952. He graduated from Beijing Normal University with the bachelor degree in 1976 and graduated from Beijing Administrative College with master degree in 1998. From 1988 to 1995, Mr. Chen works as chief editor of the Beijing Youth Daily. From 1995 until the present, Mr. Chen provided services for Beijing Star Group Corporation as the Company’s vice-president.

Mr. David Cohen - Independent Director.  David Cohen is a licensed Attorney who has been a Member of the New York State Bar Association for the last 25 years. For the last 5 years he has been a sole practitioner with a general business law practice with a specialty in litigation and creditors’ issues. Previously, David managed the bankruptcy practice at Herzfeld & Rubin, P.C. and prior to that was a partner at Cohen & Lippman, LLP a law firm with primarily a business law practice. From 2001 to 2004, David Cohen has served as an independent Director of Laidlaw Global Corporation, a Financial Holding company with multiple subsidiaries while the Company was listed on the American Stock Exchange and for a time on the OTC Bulletin-Board. In that function, he served as an independent Director and Member of the Audit Committee and the Compensation Committee. Prior to becoming a lawyer, Mr. Cohen was a Senior Executive for an Aviation company headquartered in Vienna, Austria. Earlier Mr. Cohen served in the United States military in a communication unit based in Germany. Mr. Cohen is a Graduate of New York Law School.

KEY EMPLOYEES

Fu Qiang - Deputy Program Director.  Fu Qiang graduated from Peking University and earned a Bachelor's degree in Biotechnology. Since 2000, Fu Qiang has had 10 years of software development experience, and is familiar with industrial process and system architecture. In 2004, Fu Qiang joined Beijing Dawawa Tech Co. Ltd, and participated in the development of “Magic Forest”( MMORPG).  Subsequent to “Magic Forest”, Fu Qiang has had an additional 6 years of R&D experience with MMORPG, and has become familiar with several Game Engine such as OGRE, Unreal, Torque, etc. and has design a proprietary  MMORPG Game Engine.

Fu Qiang worked in the Game College as director of online game department, responsible for development of game training course system and teacher training work.

Fu Qiang joined Santaro as Vice Program Director in 2010,  and is responsible for the R&D of its online game: Shui Hu Feng Yun.

Dong Rui - Deputy General Manager and Game Producer.  Dong Rui has worked in the Gaming Industry since 2000, has 11 years of R&D experience and 10 years of management experience. Dong Rui worked in Kingsoft Ltd, Game College, and Coslight Ltd, and was  responsible for JianWang (MMORPG), YeSe (MMORPG), JuLong (MMORPG), etc.  Dong Rui joined Santaro as program manager in 2010, and is responsible for the MMORPG named “Shui Hu Feng Yun”.

Li Xuepeng - Chief Design Officer.  Li Xuepeng joined the gaming industry in 2005, has 6 years of R&D experience, and worked for Giant,Mop，as well as for Perfect World as Master of Planning.  Li Xuepeng has extensive experience in game design and team management. Li Xuepeng participated in development of “zhizun”, “tumo”, “King of kings 3” ( MMORPG). Li Xuepeng joined in Santaro as Planning Director,  and is responsible for the R&D of “ Shui Hu Feng Yun” .

Song Hang - Chief Art Officer.  Song Hang joined the gaming industry in 2003,  has 8 years of R&D experience, and worked for Ladder Tech Co., Ltd.; Possodility Space Co., Ltd.; and Cross Light Tech Co., Ltd. as Art Director. Song Hang participated in the development of “Warrior Epic” and “Galaxy”. Song Hang has extensive project experience, and excellent design and management capabilities. Song Hang joined Santaro as Art Director,  and is responsible for the R&D of “ Shui Hu Feng Yun” .

Yang Jian - Chief Technology Officer.  Yang Jian joined the gaming industry in 2003,  has 8 years of R&D experience, and has worked for IDN; Ladder Tech Co., Ltd; Tsinghua Unisplendour Tech Co., Ltd; and Cross Light Tech Co., Ltd. Yang Jian participated in the development of a variety of online game productions. Yang Jian has extensive project experience and mastered the core technology of development in related fields. Yang Jian joined Santaro as Program Director, and is responsible for the R&D of “ Shui Hu Feng Yun”. Yang Jian graduated from Tianjin Normal University, Computer Science and Technology.

Involvement in Certain Legal Proceedings
To the best of our knowledge, none of our directors or executive officers, during the past ten years, has been involved in any legal proceeding of the type required to be disclosed under applicable SEC rules, including:

1.
Any petition under the Federal bankruptcy laws or any state insolvency law being filed by or against, or a receiver, fiscal agent or similar officer being appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Conviction in a criminal proceeding, or being a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Being the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii.	Engaging in any type of business practice; or

	iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies  including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Charter

Mr. David Cohen and Mr. Yanjie Shao, both independent directors of the Company, comprise our Audit Committee. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as an exhibit to this report.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the registrant to its officers during the last completed fiscal year ended December 31, 2010.

Executive Officer Compensation Table
	Fees
	Earned				Nonqualified
	or				Deferred
	Paid in	Stock	Option	Non-Equity	Compensation	All Other
	Cash	Awards	Awards	Incentive Plan	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Mr. Zhilian Chen	0	0	0	0	0	0	0
Ms. Yan Dong	$46,153	0	0	0	0	0	$46,153
Mr. Sixiao Yan	$73,846	0	0	0	0	0	$73,846
	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by the registrant to its directors during the last completed fiscal year ended December 31, 2010.

Director Compensation
	Fees
	Earned				Nonqualified
	or				Deferred
	Paid in	Stock	Option	Non-Equity	Compensation	All Other
	Cash	Awards	Awards	Incentive Plan	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Mr. Zhilian Chen	0	0	0	0	0	0	0
Mr. Xiongbing Zhong	0	0	0	0	0	0	0
Mr. Mingyang Li	$22,153	0	0	0	0	0	$22,153
Mr. David Cohen	$10,000	0	0	0	0	0	$10,000
Mr. Yanjie Shao
Mr. Ji Chen

All compensation received by our officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The registrant has no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Morning Express Limited PO Box 957, Offshore Incorporations Centre, Road Town, Tortola	32,600,000	48.296%
Common Stock	Li Mingyang Room 2-3-2, Xiao He Xi Lu Road No. 84 Shen He District, Liaoning Province Shenyang Cit	500,000	0.741%
All Officers & Directors		500,000	0.741%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company is in a development stage and has no revenue to date during the period from its inception to December 31, 2010. CixiYide Auto Company (the “CixiYide”), a company 97% owned by the Company’s director and 80% ultimate shareholder Mr. Zhilian Chen, provides continuous financial support for Beijing Sntaro’s business and operation. By the end of 2009, CixiYide has provided a loan of $2,634,119. During the year 2010, CixiYide made an additional loan of $2,212,065 to the Company. The total amount due to CixiYide is $4,846,184 as of December 31, 2010.

Santaro HK signed a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered Paid-In-Capital in accordance with Chinese legal requirements. Santaro HK received this loan in September 2010.

In the year ended December 31, 2007, Mr. Zhilian Chen provided a loan in the amount of $18,047 to Beijing Sntaro, which remained outstanding as of December 31, 2010.

The loans from CixiYide and Mr. Zhilian, Chen are unsecured and interest free, payable on demand, and were outstanding as of December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$107,574.50
2009	$46,482

(2) Audit-Related Fees

There is no fee billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph.

(3) Tax Fees

There is no fee billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) All Other Fees

There is no fee billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3).

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) There is no hour expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time and permanent employees was.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation	S-1	03-29-10	3.1
3.2	Bylaws	S-1	03-29-10	3.2
4.1	Specimen Stock Certificate	S-1	03-29-10	4.1
14.1	Code of Ethics				X
31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X
99.1	Audit Committee Charter				X
99.2	Disclosure Committee Charter				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

By: /s/ Zhilian Chen, President and Director

By: /s/ Dong Yan, Chief Financial Officer
Date: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Zhilian Chen
Zhilian Chen, President and Director
Date: March 30, 2011

BY: /s/Dong Yan
Dong Yan, Chief Financial Officer
Date: March 30, 2011