Form 10-K/A
period 2010-12-31
Santaro Interactive Entertainment Co
filed 2011-05-02
CIK 1487347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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
Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations.  Such statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words of other variations on these words or comparable terminology.  These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Item 1. Business" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," as well as in this Annual Report on Form 10-K/A generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors as described in this Annual Report on Form 10-K/A generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K/A will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this Annual Report on Form 10-K/A reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

All references in this Annual Report on Form 10-K/A to the terms “we”, “our”, “us”, “Santaro” and “the Company” refer to Santaro Interactive Entertainment Company.

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

The following discussion is an overview of the important factors that management focuses on in evaluating our business; financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report on Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth in the Company’s reports filed with the SEC on Form 10-K, 10-Q and 8-K as well as in this Annual Report on Form 10-K/A. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

Going Concern

Our financial statements are presented on a going concern basis.  We are in a development stage and have not generated any revenue during the period from our inception to December 31, 2010. We have an accumulated deficit of $5,755,855. This condition raises substantial doubt about our ability to continue as a going concern. We currently have very little cash on hand and no other liquid assets.  We plan to fund continuing operations through new financing from related parties and equity financing arrangements. The company will need to generate 1 million registered users in order to meet its revenue goals. We estimate the company will incur approximately $1,500,000 in promotional expenses in order to generate the 1 million registered users. The revenue from these users is expected to cover future key expenses. Our ability to continue as a going concern is dependent on accomplishment of our business plan.  However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

/S/ Bernstein & Pinchuk LLP
New York, New York
March 30, 2011

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$320,087	$12,722
Prepaid expense	47,703	35,406
Other receivables	152,659	41,420

Total current assets	520,449	89,548

Property and equipment, net	201,379	242,169
Intangibles	6,004	-
Deferred tax asset	-	611,022

Total Assets	$727,832	$942,739

LIABILITIES AND DEFICIT
Current liabilities
Other payables and accrued expenses	$160,087	$43,577
Due to a related party	5,165,582	2,653,425

Total current liabilities	5,325,669	2,697,002

DEFICIT

Common stock ($0.001 par value; authorized –75,000,000 shares; issued and outstanding –67,500,000 shares)	67,500	55,670
Additional Paid-In Capital	1,203,726	1,315,826
Deficit accumulated during the development stage	(5,755,855)	(3,248,141)
Accumulated other comprehensive income (loss)	(113,208)	17,655
Total deficit of the Company’s stockholders	(4,597,837)	(1,858,990)
Noncontrolling interest	-	104,727

Total deficit	(4,597,837)	(1,754,263)

Total liabilities and deficit	$727,832	$942,739

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

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,		August 9, 2006 (inception of Beijing Sntaro) through December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(2,747,489)	$(2,270,618)	$(6,328,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83,281	77,038	217,616
Amortization of intangible assets	306	-	306
Deferred tax asset	610,694	(610,694)	-
Changes in operating assets and liabilities:
Prepaid expense	(10,816)	(19,022)	(45,376)
Other receivable	(100,113)	227,060	(140,543)
Other payables and accrued expenses	103,394	6,092	145,928
Due to a related party	9,398	-	28,243
Net cash used in operating activities	(2,051,345)	(2,590,144)	(6,122,500)

Cash flows from investing activities:
Purchase of property and equipment	(35,442)	(131,389)	(406,159)
Purchase of intangible assets	(6,310)	-	(6,310)
Net cash used in investing activities	(41,752)	(131,389)	(412,469)

Cash flows from financing activities:
Proceeds from shareholders	34,778	-	1,406,274
Capital contributed by noncontrolling interest owner	-	438,540	428,290
Loan from related party	2,360,525	2,280,408	4,931,692
Net cash provided by financing activities	2,395,303	2,718,948	6,766,256
Effect of exchange rate fluctuation on cash and cash equivalents	5,159	38	88,800
Net (decrease)increase in cash and cash equivalents	307,365	(2,547)	320,087
Cash and cash equivalents at the beginning of year	12,722	15,269	-
Cash and cash equivalents at the end of year	$320,087	$12,722	$320,087
Supplemental disclosure for cash flowinformation

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Foreign Currency Translation and transaction

The Company maintains its books and accounting records in People’s Republic of China (the “PRC”)currency "Renminbi" ("RMB"), which is determined as the functional currency. The Company’s financial statements are translated into the reporting currency, the United States Dollar (“US$”). Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period.  Translation adjustments resulting from translation of these financial statements are reflected as accumulated other comprehensive income (loss) in the stockholders’ equity.

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  We are in a development stage and have not generated any revenue during the period from our inception to December 31, 2010. We have an accumulated deficit of $5,755,855. This condition raises substantial doubt about our ability to continue as a going concern. We currently have very little cash on hand and no other liquid assets.  We plan to fund continuing operations through new financing from related parties and equity financing arrangements. The company will need to generate 1 million registered users in order to meet its revenue goals. We estimate the company will incur approximately $1,500,000 in promotional expenses in order to generate the 1 million registered users. The revenue from these users is expected to cover future key expenses. Our ability to continue as a going concern is dependent on accomplishment of our business plan.  However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4. OTHER RECEIVABLES

Other receivables of $152,659 and $41,420 as of December 31, 2010 and 2009 consisted of cash advances given to certain employees for use during business operations and are recognized as General and Administration expenses when expensed. It also includes certain rental deposit.

5. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,	December 31,
	2010	2009

Computer equipment	306,849	272,384
Furniture and fixtures	54,678	42,085
Leasehold improvement	67,551	65,324
	429,078	379,793
Less: Accumulated depreciation	(227,700)	(137,624)

Property and equipment, net	$201,379	$242,169

Depreciation expenses for the years ended December 31, 2010and2009 were $83,281 and $77,038 respectively.

6. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

	December 31,	December 31,
	2010	2009
Payroll and welfare payables	$-	$933
Other payables	160,087	42,644

Total	$160,087	$43,577

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

Effective April 14, 2011, the practice of Bernstein & Pinchuk LLP entered into a joint venture agreement with Marcum LLP and formed Marcum Bernstein & Pinchuk LLP (“MarcumBP”).  Accordingly, effective April 14, 2011, Bernstein & Pinchuk LLP effectively resigned as the Company's independent registered public accounting firm and MarcumBP became the Company's independent registered public accounting firm. Bernstein & Pinchuk LLP’s resignation was communicated to the Company on April 18, 2011 via letter dated April 14, 2011, The change in the Company's independent registered public accounting firm was approved by the Audit Committee of the Company's Board of Directors on April 22, 2011.

The audit reports of Bernstein & Pinchuk LLP on the financial statements of the Company for the two most recent fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.  However, the audit reports of Bernstein & Pinchuk LLP for the financial statements of the Company as of December 31, 2010 and 2009 indicated uncertainty as to the Company’s ability to continue as a going concern due to the significant losses from operations and the working capital deficiency.

During the Company’s two most recent fiscal years ended December 31, 2010 and 2009 and through April 14, 2011, there were no disagreements with Bernstein & Pinchuk LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Bernstein & Pinchuk LLP would have caused it to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and no there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2010 and 2009 and through April 14, 2011, the Company did not consult with Marcum BP on (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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
Date: May 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Zhilian Chen
Zhilian Chen, President and Director
Date: May 2, 2011

BY: /s/Dong Yan
Dong Yan, Chief Financial Officer
Date: May 2, 2011