Form 10-Q
period 2011-03-31
Santaro Interactive Entertainment Co
filed 2011-05-16
CIK 1487347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

Commission file number 333-165751

SANTARO INTERACTIVE ENTERTAINMENT COMPANY
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

901C, 9th Floor, Building 4, Courtyard 1
Shangdi East Road, Haidian District, Beijing 100025
(Address of principal executive offices, including zip code.)

15911041464
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

Yes   ☐      No   ☒

As of May 12, 2011, there are 67,500,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we,” “our,” “us,” the “Company,” “Santaro,” and the “Registrant” refer to Santaro Interactive Entertainment Company unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2010 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Balance Sheets
	March 31, 2011	December 31,2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$222,030	$320,087
Prepaid expense	67,005	47,703
Other receivables	112,362	152,659

Total current assets	401,397	520,449

Property and equipment, net	197,285	201,379
Intangibles	—	6,004

Total Assets	$598,682	$727,832

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued expenses	$169,041	$160,087
Due to related parties	5,919,047	5,165,582

Total current liabilities	6,088,088	5,325,669

STOCKHOLDERS’ DEFICIT

Common stock ($0.001 par value; authorized –75,000,000 shares; issued and outstanding –67,500,000 shares)	67,500	67,500
Additional Paid-In Capital	1,203,726	1,203,726
Deficit accumulated during the development stage	(6,617,837)	(5,755,855)
Accumulated other comprehensive loss	(142,795)	(113,208)

Total Stockholders’ Deficit	(5,489,406)	(4,597,837)

Total liabilities and Stockholders’ deficit	$598,682	$727,832
See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
	Three months ended March 31		August 9, 2006 (inception of Beijing Sntaro)
	2011	2010	through March 31,2011
	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses
Research and development expenses	$516,232	$385,315	$4,449,452
Sales and marketing expenses	18,072	2,001	183,568
General and administrative expenses	327,678	114,757	2,118,061

Loss from operations	(861,982)	(502,073)	(6,751,081)

Non-operating expenses	—	—	439,575

Loss before income tax benefit and noncontrolling interest	(861,982)	(502,073)	(7,190,656)

Deferred tax benefit	—	(125,518)	—

Net loss before noncontrolling interest	(861,982)	(376,555)	(7,190,656)

Less: Net loss attributable to the Noncontrolling interest	—	(78,488)	(572,819)

Net loss attributable to the Company	(861,982)	(298,067)	(6,617,837)

Other comprehensive income
Net loss	(861,982)	(376,555)	(7,190,656)
Foreign currency translation adjustment	(29,587)	(567)	(142,795)
Comprehensive loss	(891,569)	(377,122)	(7,333,451)
Less: Comprehensive loss attributable to the non-controlling interest	—	(78,488)	(572,818)

Comprehensive loss attributable to the Company	$(891,569)	$(298,634)	$(6,760,633)

(Loss)/Earnings per share:

Basic and diluted	$(0.013)	$(0.007)

Weighted average number of common shares outstanding – basic and diluted	67,500,000	55,670,000
    See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
	Stockholders’ Equity (Deficit)
	Common Stock
	Share	$0.001 Par Value	Additional Paid-In Capital	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Total deficit of the Company’s stockholders	Noncontrolling interest	Total deficit

Balance at August 9, 2006	55,670,000	55,670	(55,670)	-	-	-	-	-
Net (loss)			-	(21,583)	-	(21,583)	-	(21,583)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	884	884	-	884
Inject paid-in capital			139,580	-	-	139,580	-	139,580
Balance at December 31, 2006	55,670,000	55,670	83,910	(21,583)	884	118,881	-	118,881
Net (loss)			-	(483,001)	-	(483,001)	-	(483,001)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	10,100	10,100	-	10,100
Inject paid-in capital			492,141	-	-	492,141	-	492,141
Balance at December 31, 2007	55,670,000	55,670	576,051	(504,584)	10,984	138,121	-	138,121
Net (loss)			-	(805,983)	-	(805,983)	-	(805,983)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	6,693	6,693	-	6,693
Inject paid-in capital			739,775	-	-	739,775	-	739,775
Balance at December 31, 2008	55,670,000	55,670	1,315,826	(1,310,567)	17,677	78,606	-	78,606
Net (loss)			-	(1,937,574)	-	(1,937,574)	(333,044)	(2,270,618)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(22)	(22)	-	(22)
Inject paid-in capital			-	-	-	-	437,771	437,771
Balance at December 31, 2009	55,670,000	55,670	1,315,826	(3,248,141)	17,655	(1,858,990)	104,727	(1,754,263)
Net (loss)		-	-	(2,507,714)	-	(2,507,714)	(239,775)	(2,747,489)
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	(130,863)	(130,863)	-	(130,863)
Effect of reverse acquisition	11,830,000	11,830	(112,100)	-	-	(100,270)	135,048	34,778
Balance as of Dec 31, 2010	67,500,000	67,500	1,203,726	(5,755,855)	(113,208)	(4,597,837)	-	(4,597,837)
Net (loss)				(861,982)				(861,982)
Foreign currency exchange translation adjustment, net of nil income taxes					(29,587)			(29,587)
Balance as of March 31, 2011	67,500,000	67,500	1,203,726	(6,617,837)	(142,795)	(4,597,837)	-	(5,489,406)
See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Cash Flows
	Three months ended March 31		August 9, 2006 (inception of Beijing Sntaro) through
	2011	2010	March 31,2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(861,982)	$(376,555)	$(7,190,656)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	20,240	21,320	237,856
Amortization of intangible assets	6,004	—	6,310
Deferred tax asset	—	(125,518)	—
Changes in operating assets and liabilities:
Prepaid expense	(18,945)	1,718	(64,321)
Other receivable	31,708	2,491	(108,835)
Other payables and accrued expenses	8,147	24,181	154,075
Due to related parties	—	—	28,243
Net cash used in operating activities	(814,828)	(452,363)	(6,937,328)

Cash flows from investing activities:
Purchase of intangible assets	—	—	(6,310)
Purchase of property and equipment	(14,885)	(6,151)	(421,044)
Net cash used in investing activities	(14,885)	(6,151)	(427,354)

Cash flows from financing activities:
Proceeds from shareholders	—	—	1,406,274
Capital contributed by noncontrolling interest owner	—	—	428,290
Proceeds from loan from a related party	729,961	482,736	5,661,653
Net cash provided by financing activities	729,961	482,736	7,496,217
Effect of exchange rate changes on cash and cash equivalents	1,695	2	90,495
Net (decrease)/increase in cash and cash equivalents	(98,057)	24,224	222,030
Cash and cash equivalents at the beginning of year	320,087	12,722	—
Cash and cash equivalents at the end of period	$222,030	$36,946	$222,030
Supplemental disclosure for cash flow information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Notes to Consolidated Financial Statements (unaudited)
1. ORGANIZATION AND DISCRIPTION OF BUSINESS

Santaro Interactive Entertainment Company (“the Company”) was incorporated on December 30, 2009 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (U.S GAAP), and the Company’s fiscal year end is December 31.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included, The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2011, its consolidated results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Foreign Currency Translation and transaction

The Company maintains its books and accounting records in People’s Republic of China (the “PRC”) currency "Renminbi" ("RMB"), which is determined as the functional currency. The Company’s financial statements are translated into the reporting currency, the United States Dollar (“US$”). Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these financial statements are reflected as accumulated other comprehensive loss in the stockholders’ equity.

Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of operations and comprehensive loss and amounted to $142,795 as of March 31, 2011, and $113,208 as of December 31, 2010. The balance sheet amounts with the exception of equity at March 31, 2011 were translated at 6.5701 RMB to $1.00 USD as compared to 6.6118RMB at December 31, 2010. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended March 31, 2011 and 2010 were 6.5894 RMB and 6.83603 RMB, respectively.

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

Cash and cash equivalents and accounts due from and to related parties, are carried at cost on the balance sheets and the carrying amount approximates their fair value because of the short-term nature of these financial instruments.
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

The Company recognizes website and internally used software development costs in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (ASC Topic 350). As such, the Company expenses all costs that are incurred in connection with the planning and implementation phases of development and costs that are associated with repair or maintenance of the existing websites and software. Costs incurred in the development phase are capitalized and amortized over the estimated product life. Since the inception of Beijing Sntaro, the amount of costs qualifying for capitalization has been insignificant and as a result all website and internally used software development costs have been expensed as incurred.

Advertising expenses

Advertising costs are expensed when incurred and included in sales and marketing expenses and nil were recognized for the three months ended March 31, 2011 and 2010, respectively.

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

Recent issued accounting pronouncements

In the first quarter of 2011, The Financial Accounting Standards Board (“FASB”) has issuedASU No. 2011-01 through ASU 2011-3, which is not expected to have a material impact on the consolidated financial statements upon adoption.

3. GOING CONCERN AND LIQUIDITY

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and has not generated any revenue during the period from its inception to March 31, 2011. The Company has an accumulated deficit of$6,617,837. This condition raises substantial doubt about our ability to continue as a going concern. We currently have very little cash on hand and no other liquid assets. We plan to fund continuing operations through new financing from related parties and equity financing arrangements. On April 29, 2011, the Company entered into an agreement with Mr. Zhilian Chen and Cixi Yide, whereby, as a contribution to the Capital of Beijing Sntaro, Mr. Zhilian Chen and Cixi Yide surrendered all right to collect or otherwise enforce repayment of a debt in principal amount of US $4,460,366, which was occurred during the period from its inception to October 18, 2010. The company will need to generate 1 million registered users in order to meet its revenue goals. We estimate the company will incur approximately $1,500,000 in promotional expenses in order to generate the 1 million registered users. The revenue from these users is expected to cover future key expenses. Our ability to continue as a going concern is dependent on accomplishment of our business plan and continued financial support from related parties and other sources of financing. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4. OTHER RECEIVABLES

Other receivables of $112,362 and $152,659as of March 31, 2011 and December 31, 2010 consisted of cash advances given to certain employees for use during business operations and are recognized as General and Administration expenses when expensed. It also includes certain rental deposit.

5. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Computer equipment	59,660	306,849
Furniture and fixtures	319,090	54,678
Leasehold improvement	67,979	67,551
	446,729	429,078
Less: Accumulated depreciation	(249,444)	(227,699)

Property and equipment, net	$197,285	$201,379

Depreciation expenses for the three months ended March 31, 2011 and 2010 were $20,240 and $21,320 respectively.

6. INCOME TAX EXPENSES

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

Deferred Tax Assets
In assessing the realization of deferred tax assets, the Company considers projected future taxable income and tax planning strategies in making its assessment, as of March 31, 2011, and December 31, 2010, for PRC income tax purposes. As of March 31, 2011, Beijing Sntaro had a gross tax loss carry-forward of $4,225,837which would expire in future years. Management determined it is more likely than not that all deferred tax assets could not be recognized, so full allowance was provided as of March 31, 2011.

As of March 31, 2011, for PRC income tax purposes, FL Network had $2,307,515 gross loss carry-forwards which would expire in future years.  Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowance was provided as of March 31, 2011.

7. EMPLOYEE BENEFITS

The full-time employees of the Company and its subsidiary that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, unemployment insurance and pension benefits. The Company is required to accrue for these benefits based on percentages of 10%, 1% and 12% of the local employees’ average salaries in accordance with the relevant regulations, and to conduct contributions to the state-sponsored medical plans, unemployment insurance and pension benefits. Total amounts expensed for such employee benefits amounted to $44,548 and $29,497 for the three months ended March 31, 2011 and 2010, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company is in a development stage and has no revenue to date during the period from its inception to March 31, 2011. Cixi Yide Auto Company (the “CixiYide”), a company 97% owned by the Company’s director and 80% ultimate shareholder Mr. Zhilian Chen, provides continuous financial support for Beijing Sntaro’s business and operation. By the end of 2010, Cixi Yide has provided a loan of $4,846,184. During the three months ended March 31 2011, Cixi Yide made an additional loan of $729,961 to the Company. The total amount due to CixiYide is $5,588,956 as of March 31, 2011.

The loans from Cixi Yide are of no fixed terms, interest free and due on demand. On April 29, 2011, the Company entered into an agreement (the “Agreement”) with Mr. Zhilian, Chen and Cixi Yide, whereby, as a contribution to the Capital of Beijing Sntaro, Mr. Zhilian Chen and Cixi Yide surrendered all right to collect or otherwise enforce repayment of a debt in the principal amount of US $4,460,366, which was occurred during the period from its inception to October 18, 2010.

Santaro HK signed a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered Paid-In-Capital in accordance with Chinese legal requirements. Santaro HK received this loan in September 2010.

In the year ended December 31, 2007, Mr. Zhilian Chen provided $18,047 loan to the Beijing Sntaro, and total amount of that remained outstanding as of March 31, 2011.

The loans from CixiYide and Mr. Zhilian, Chen are unsecured and interest free, payable on demand, and were outstanding as of March 31, 2011.

9. LEASE COMMITMENTS

The Company has entered into operating lease arrangements mainly relating to its office premises and computer equipment which will all end in 2011. Future minimum lease payments for non-cancelable operating leases as of March 31, 2011 are as follows:

Office premises
( US$)
2011	95,838

Total	95,838

Total rental expenses are US$59,232 and US$44,839 for the three months ended March 31, 2011 and 2010 respectively.

10. SUBSEQUENT EVENT
On April 29, 2011, the Company entered into an agreement (the “Agreement”) with Mr. Zhilian Chen and Cixi Yide Auto Co., Ltd. (Collectively the “Creditor”) whereby, as a contribution to the capital of Beijing Sntaro, the Creditor surrendered all rights to collect or otherwise enforce repayment of a debt in the principal amount of U.S. $4,460,366, including any interest due thereupon.

Management has considered all events occurring through the date the financial statements have been issued, and has determined that other than the event disclosed above, there are no such events that are material to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an overview of the important factors that management focuses on in evaluating our business; financial condition and operating performance should be read in conjunction with the financial statements included in this Current Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth in the Company’s reports filed with the SEC on Form 10-K, 10-Q and 8-K as well as in this Current Report on Form 10-Q. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.
Results of Operations
Because the Company is in the development stage, our operations have been limited to developing our products.  As a result, the Company realized no revenue during the period from inception (August 9, 2006) through March 31, 2011. The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.
The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.
	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Operating expenses
Research and development expenses	$516,232	$385,315
Sales and marketing expenses	18,072	2,001
General and administrative expenses	327,678	114,757

Loss from operations	(861,982)	(502,073)

Loss before income tax benefit and non-controlling interest	(861,982)	(502,073)

Deferred tax benefit	-	(125,518)

Net loss before noncontrolling interest	$(861,982)	$(376,555)

Research and Development (R&D) expenses

R&D expenses primarily consist of R&D salary, depreciation, and office and communication fees which occurred for R&D activities. For the three months ended March 31, 2011, R&D expense was $516,232, representing an increase of $130,917 or 33.98%, compared with $385,315 for the corresponding period in 2010 which was due to the salary expenses incurred in the first three months of 2011 increased US$134,918 and social assurance increased US$11,686 compared with same period of 2010. Since the Online game 3Guo Online is in testing stage, the Company hired more technical staff for the R&D. Others variance includes expenses for business entertainment, business travelling, etc. presenting a slight decrease, accumulated about US$38,014.
Sales and marketing expenses
Selling expenses mainly represent advertising costs and fees. For the three months ended March 31, 2011, selling expense was $18,072, representing an increase of $16,071or 803.15%compared with $2,001 for the corresponding period in 2010. It was mainly due to increase of water &electricity fee and promotion fee with the amount of $7,338 and $3,848. As mentioned in the analysis on R&D expenses, more related expenses occurred since it is getting closer to release of the game of 3Guo Online. Others variance includes sundry promotion fee, etc.
General and administrative expenses
General and administrative expenses consist primarily of compensation for personnel, business travelling expense, rental and office expense related to ordinary administration and fees for professional services. For the three months ended March 31, 2011, total general and administrative expenses was $327,678, representing an increase of $212,921, or approximately 185.54% as compared to $114,757for the corresponding period in 2010 which due to the salary expense increased US$79,547, professional service fee increased US$96,806 compared with same periods of 2010 respectively. As for the increase of salary, as mentioned in R&D expenses and Selling expenses, the Company hired more high level staff for the coming release of the game. The Company became listed Company in October 2010, related professional fee increased significantly during the first quarter of 2011. Ningbo Sntaro has a new leasing property for office use in Beijing, China, due on October 24, 2011, presenting an increase of US$46,818.Other variance includes expenses occurred for social insurance for supporting department, communication fee, rental fee and power etc.
Deferred tax expense (benefit)
For the three months ended March 31, 2011, the deferred tax benefit decreased by $125,518 to $0 compared with $(125,518) for the corresponding period in 2010. The change in deferred tax benefit was due to the full allowance of the management’s recognition of relevant deferred tax  assets at the end of March 31, 2011 since it is more likely than not that all of the deferred tax assets will not be realized.
Net loss
For the three months ended March 31, 2011, the net loss increased to $861,982 compared with $376,555 for the corresponding period in 2010. The increase in net loss was primarily due to increases in R&D expense, sales and marketing expenses, general and administrative expense.
Liquidity and Capital Resources
We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows supported by owners and related parties will be sufficient to meet our working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.

Since we initiated our business operations, we have been funded primarily by related parties. Cixi Yide Auto Company (the “Cixi Yide”) provided loan of $5,588,956 for the business’s initial operations. Mr. Zhilian Chen is the major owner of Cixi Yide.
Going Concern and Liquidity
The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and has not generated any revenue during the period from its inception to March 31, 2011. The Company has an accumulated deficit of$6,617,837. This condition raises substantial doubt about our ability to continue as a going concern. We currently have very little cash on hand and no other liquid assets. We plan to fund continuing operations through new financing from related parties and equity financing arrangements. On April 29, 2011, the Company entered into an agreement with Mr. Zhilian Chen and Cixi Yide, whereby, as a contribution to the Capital of Beijing Sntaro, Mr. Zhilian Chen and Cixi Yide surrendered all right to collect or otherwise enforce repayment of a debt in principal amount of US $4,460,366, which was occurred during the period from its inception to October 18, 2010. The company will need to generate 1 million registered users in order to meet its revenue goals. We estimate the company will incur approximately $1,500,000 in promotional expenses in order to generate the 1 million registered users. The revenue from these users is expected to cover future key expenses. Our ability to continue as a going concern is dependent on accomplishment of our business plan and continued financial support from related parties and other sources of financing. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
	Three Months EndedMarch 31,
	2011	2010
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(814,828)	$(452,363)
Net cash used in investing activities	(14,885)	(6,151)
Net cash provided by financing activities	729,961	482,736
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,695	2
Net (decrease) increase in cash and cash equivalents	$(98,057)	$24,224

Net cash used in operating activates: The Company had no revenue from its inception in 2006 to March 31, 2011. Our net cash used in Operating activities increased $362,465 in the three months ended March 31, 2011 compared to that in the three months ended March 31, 2010. Most operating cash flow is the result of cash-paid expenditure during operation. The increase of net cash used in operating activities was due to increasing salary expense and rent expense. Since the Company will complete its R&D of 3Guo Online, the Company hired more high level staff for the preparation of R&D and operating.

Net cash used in investing activities: Our net cash used in investing activities increased $8,734 in the three months ended March 31, 2011 compared to that in the three months ended March 31, 2010. The increase in net cash used in investing activities was the result of an increase in the purchasing of new equipment and facilities during the first three months of 2011.
Net cash provided by financing activities: Our cash provided by financing activities significantly increased from $482,736 for the three months ended March 31, 2010 to $729,961for the Three months ended March 31, 2011, representing an increase of 51.21%. This is a result of that the current financed capital could not support current operation and product development, Cixi Yide, 97% controlled by the Company’s controlling shareholder, continuously provides financial support.
Working capital
Working capital is $(5,686,691) as of March 31, 2011 compared with $(4,805,220) as of December 31, 2010. The significant change in working capital is due to the development stage of the Company’s games. Because the Company’s games are not yet producing any revenue, the Company obtained loans to support daily operations. The Company obtained a loan in the amount of $4,846,184 at December 31, 2010 from CixiYide. As of March 31, 2011, the Company accumulatively obtained loans in the amount of $5,588,956from CixiYide Company.
Recent issued accounting pronouncements

In the first quarter of 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-3, which is not expected to have a material impact on the consolidated financial statements upon adoption.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Description of Property
The Company’s property and equipment consists wholly of computer equipment, leasehold improvements, and furniture. The net value of the Company’s property and equipment was $197,285 as of March 31, 2011.
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

May 16, 2011

By:           SANTARO INTERACTIVE ENTERTAINMENT COMPANY

By: /s/ Zhilian Chen
Zhilian Chen, President