Form 10-Q
period 2011-06-30
Santaro Interactive Entertainment Co
filed 2011-08-16
CIK 1487347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

15911041464
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐      No   ☒

As of August 10, 2011, there are 68,500,000 shares of common stock outstanding.

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

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,080,339	$320,087
Prepaid expense	11,805	47,703
Other receivables	32,345	152,659

Total current assets	2,124,489	520,449

Property and equipment, net	187,944	201,379
Intangibles	—	6,004

Total Assets	$2,312,433	$727,832

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued expenses	$334,058	$160,087
Due to related parties	6,455,111	5,165,582

Total current liabilities	6,789,169	5,325,669

STOCKHOLDERS’ DEFICIT

Common stock ($0.001 par value; authorized –75,000,000 shares; issued and outstanding –68,500,000 shares and 67,500,000 shares at June 30, 2011 and December 31, 2010, respectively)	68,500	67,500
Additional Paid-In Capital	3,202,726	1,203,726
Deficit accumulated during the development stage	(7,516,439)	(5,755,855)
Accumulated other comprehensive loss	(231,523)	(113,208)

Total Stockholders’ Deficit	(4,476,736)	(4,597,837)

Total liabilities and Stockholders’ deficit	$2,312,433	$727,832

See notes to the consolidated financial statements.

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

					August 9, 2006 (inception of Beijing Sntaro) through June 30, 2011

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses
Research and development expenses	$601,086	$426,315	$1,117,318	$811,630	$5,050,538
Sales and marketing expenses	28,291	11,615	46,363	13,616	211,859
General and administrative expenses	269,225	69,590	596,903	184,347	2,387,286

Loss from operations	(898,602)	(507,520)	(1,760,584)	(1,009,593)	(7,649,683)

Non-operating expenses	—	36,578	—	36,578	439,575

Loss before income tax benefit and noncontrolling interest	(898,602)	(544,098)	(1,760,584)	(1,046,171)	(8,089,258)

Deferred tax benefit	—	(126,880)	—	(252,398)	—

Net loss before noncontrolling interest	(898,602)	(417,218)	(1,760,584)	(793,773)	(8,089,258)

Less: Net loss attributable to the Noncontrolling interests	—	(92,019)	—	(170,507)	(572,819)

Net loss attributable to the Company	(898,602)	(325,199)	(1,760,584)	(623,266)	(7,516,439)

Other comprehensive income
Net loss	(898,602)	(417,218)	(1,760,584)	(793,773)	(8,089,258)
Foreign currency translation adjustment	(88,728)	(9,612)	(118,315)	(10,179)	(231,523)
Comprehensive loss	(987,330)	(426,830)	(1,878,899)	(803,952)	(8,320,781)
Less: Comprehensive loss attributable to the non-controlling interest	—	(92,740)	—	(171,228)	(572,818)

Comprehensive loss attributable to the Company	$(987,330)	$(334,090)	$(1,878,899)	$(632,724)	$(7,747,963)

Loss per share:

Basic and diluted	(0.013)	(0.006)	(0.026)	(0.011)

Weighted average number of common shares outstanding – basic and diluted	67,532,967	55,670,000	67,516,575	55,670,000

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-In Capital	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Total deficit of the Company’s stockholders	Noncontrolling interest	Total deficit
	Share	$0.001 Par Value
Balance at August 9, 2006	55,670,000	$55,670	$(55,670)	$—	$—	$—	$—	$—
Net (loss)			—	(21,583)	—	(21,583)	—	(21,583)
Foreign currency exchange translation adjustment, net of nil income taxes			—	—	884	884	—	884
Inject paid-in capital			139,580	—	—	139,580	—	139,580
Balance at December 31, 2006	55,670,000	55,670	83,910	(21,583)	884	118,881	—	118,881
Net (loss)			—	(483,001)	—	(483,001)	—	(483,001)
Foreign currency exchange translation adjustment, net of nil income taxes			—	—	10,100	10,100	—	10,100
Inject paid-in capital			492,141	—	—	492,141	—	492,141
Balance at December 31, 2007	55,670,000	55,670	576,051	(504,584)	10,984	138,121	—	138,121
Net (loss)			—	(805,983)	—	(805,983)	—	(805,983)
Foreign currency exchange translation adjustment, net of nil income taxes			—	—	6,693	6,693	—	6,693
Inject paid-in capital			739,775	—	—	739,775	—	739,775
Balance at December 31, 2008	55,670,000	55,670	1,315,826	(1,310,567)	17,677	78,606	—	78,606
Net (loss)			—	(1,937,574)	—	(1,937,574)	(333,044)	(2,270,618)
Foreign currency exchange translation adjustment, net of nil income taxes			—	—	(22)	(22)	—	(22)
Inject paid-in capital			—	—	—	—	437,771	437,771
Balance at December 31, 2009	55,670,000	55,670	1,315,826	(3,248,141)	17,655	(1,858,990)	104,727	(1,754,263)
Net (loss)			—	(2,507,714)	—	(2,507,714)	(239,775)	(2,747,489)
Foreign currency exchange translation adjustment, net of nil income taxes			—	—	(130,863)	(130,863)	—	(130,863)
Effect of reverse acquisition	11,830,000	11,830	(112,100)	—	—	(100,270)	135,048	34,778
Balance as of Dec 31, 2010	67,500,000	67,500	1,203,726	(5,755,855)	(113,208)	(4,597,837)	—	(4,597,837)
Net (loss)			—	(1,760,584)	—	(1,760,584)	—	(1,760,584)
Foreign currency exchange translation adjustment, net of nil income taxes			—	—	(118,315)	(118,315)	—	(118,315)
Common stock issued for cash June 27, 2011	1,000,000	1,000	1,999,000	—	—	2,000,000	—	2,000,000
Balance as of June 30, 2011	68,500,000	68,500	3,202,726	(7,516,439)	(231,523)	(4,476,736)	—	(4,476,736)

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Cash Flows

			August, 2006 (inception of Beijing Sntaro) through June 30, 2011
	Six months ended June 30
	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,760,584)	$(793,773)	$(8,089,258)
Adjustments to reconcile net loss before noncontrolling interests to net cash used by operating activities:
Stock returned to Company	—	36,578	—
Depreciation	41,144	42,844	258,760
Amortization of intangible assets	6,004	—	6,310
Deferred tax asset	—	(252,398)	—
Changes in operating assets and liabilities:
Prepaid expense	36,980	(1,004)	(8,396)
Other receivable	139,237	2,174	(1,306)
Other payables and accrued expenses	168,580	5,020	314,508
Due to related parties	—	—	28,243
Net cash used in operating activities	(1,368,639)	(960,559)	(7,491,139)

Cash flows from investing activities:
Purchase of intangible assets	—	—	(6,310)
Purchase of property and equipment	(23,294)	(8,070)	(429,453)
Net cash used in investing activities	(23,294)	(8,070)	(435,763)

Cash flows from financing activities:
Proceeds from investors	2,000,000	—	3,406,274
Capital contributed by noncontrolling interest owner	—	—	428,290
Loan from a related party	1,146,410	1,002,233	6,078,102
Net cash provided by financing activities	3,146,410	1,002,233	9,912,666
Effect of exchange rate changes on cash and cash equivalents	5,775	183	94,575
Net increase in cash and cash equivalents	1,760,252	33,787	2,080,339
Cash and cash equivalents at the beginning of period	320,087	12,722	—
Cash and cash equivalents at the end of period	$2,080,339	$46,509	$2,080,339
Supplemental disclosure for cash flow information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

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

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP, services in the PRC such as the business of providing online games. In September 2010, a series of contractual arrangements were entered between Ningbo Sntaro and Beijing Sntaro and its individual owners. Pursuit to the agreements, Ningbo Sntaro provides exclusive technical consulting and management services to Beijing Sntaro. A summary of the major terms of the agreements is as follows:

(1)	Ningbo Sntaro has the sole discretion to determine the amount of the fees it will receive and it intends to transfer substantially all of the economic benefits of Beijing Sntaro to Ningbo Sntaro;

(2)	The equity owners irrevocably granted the Ningbo Sntaro the right to make all operating and business decisions for Beijing Sntaro on behalf of the equity owners;

(3)	All equity owned by the three equity owners were pledged to Ningbo Sntaro as a collateral against the service fee payable to Ningbo Sntaro;

(4)	The equity owners may not dispose of or enter into any other agreements involving the common shares without prior agreement by Ningbo Sntaro;

(5)	Ningbo Sntaro bears Beijing Sntaro’s operating risk.

Because the above arrangement, which assigned all of Beijing Sntaro’s equity owners’ rights and obligations to Ningbo Sntaro resulting in the equity owners lacking the ability to make decisions that have a significant effect on Beijing Sntaro’s operations and Ningbo Sntaro’s ability to extract the profits from the operation of Beijing Sntaro, and assume the Beijing Sntaro’s residual benefits. Because the Ningbo Sntaro and its indirect parent are the sole interest holders of Beijing Sntaro, the Company consolidates Beijing Sntaro from its inception consistent with the provisions of FASB Accounting Standards Codification (“ASC”) 810-10.

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

The consolidated interim financial information as of June 30, 2011 and for the three and six-month periods ended June 30, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included, The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2011, its consolidated results of operations and cash flows for the three and six-month periods ended June 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

The preparation of consolidated financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the fair value determination of financial and equity instruments, the realization of deferred tax assets and; the recoverability of intangible assets and property and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Foreign Currency Translation and transaction

The Company’s functional currency is United States Dollar (“US$”) while its main subsidiaries maintain their books and accounting records in People’s Republic of China (the “PRC”) currency “Renminbi” (“RMB”). The Company’s financial statements are translated into the reporting currency US$. Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these financial statements are reflected as accumulated other comprehensive loss in the stockholders’ deficit.

Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of operations and comprehensive loss and amounted to $231,523 as of June 30, 2011, and $113,208 as of December 31, 2010. The balance sheet amounts with the exception of equity at June 30, 2011 were translated at 6.4640 RMB to $1.00 USD as compared to 6.6118 RMB at December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended June 30, 2011 and 2010 were 6.5582 RMB and 6.8347 RMB, respectively.

Statement of Cash Flows

In accordance with FASB guidance, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Measurements

Effective January 1, 2008, the Company adopted ASC 820-Fair Value Measurements and Disclosure or ASC 820 for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

Advertising expenses

Advertising costs are expensed when incurred and included in sales and marketing expenses and nil were recognized for the three and six months ended June 30, 2011 and 2010, respectively.

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

Recent issued accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “’ Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

3. EARNINGS PER SHARE

The FASB’s accounting standard for earnings per share requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2011 and 2010:

	2011	2010

Net loss for basic and diluted earnings per share	$(898,602)	$(325,199)

Weighted average shares used in basic and diluted computation	67,532,967	55,670,000
Earnings per share:
Basic and diluted	$(0.013)	$(0.006)

The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2011 and 2010:

	2011	2010

Net loss for basic and diluted earnings per share	$(1,760,584)	$(623,266)

Weighted average shares used in basic and diluted computation	67,516,575	55,670,000
Earnings per share:
Basic and diluted	$(0.026)	$(0.011)

For the three and six months ended June 30, 2011, 500,000 warrants with an average exercise price of $5.00  were not included in the diluted earnings per share calculation because of the anti-dilutive effect.

4. GOING CONCERN AND LIQUIDITY

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and has not generated any revenue during the period from its inception to June 30, 2011. The Company has an accumulated deficit of $7,516,439. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company had not generated any revenue and no other liquid assets. During the quarter ended June 30, 2011, the Company obtained a funding of $2,000,000 from newly issued 1,000,000 common shares. However, there can be no assurance that the Company will be able to obtain debt or equity financing on terms acceptable to it, or if at all. The management plans to fund continuing operations through new financing from related parties and equity financing arrangements. On April 29, 2011, the Company entered into an agreement with Mr. Zhilian Chen and CixiYide, whereby, as a contribution to the Capital of Beijing Sntaro, Mr. Zhilian Chen and CixiYide surrendered all right to collect or otherwise enforce repayment of a debt in principal amount of US $4,460,366, which was occurred during the period from its inception to October 18, 2010. The capital registration and certification will be completed in near future.

5. OTHER RECEIVABLES

Other receivables of $32,345 and $152,659 as of June 30, 2011 and December 31, 2010 consisted of cash advances given to certain employees for use during business operations and are recognized as General and Administration expenses when expensed. It also includes certain rental deposit.

6. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)
Computer equipment	$330,572	$306,849
Furniture and fixtures	62,859	54,678
Leasehold improvement	69,096	67,551
	462,527	429,078
Less: Accumulated depreciation	(274,583)	(227,699)

Property and equipment, net	$187,944	$201,379

Depreciation expenses for the three months ended June 30, 2011 and 2010 were $20,904 and $21,320 respectively. Depreciation expenses for the six months ended June 30, 2011 and 2010 were $41,144 and $42,844 respectively.

7. OTHER PAYABLES AND ACCRUED EXPENSES

Other Payable of $334,058 as of June 30, 2011 consisted of the interest-free loan of $232,054 from Ningbo Jufeng Textile Co., Ltd, a third party of the Company. The loan is unsecured and interest free, payable on demand, and was outstanding.

8. INCOME TAX EXPENSES

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

Deferred Tax Assets

In assessing the realization of deferred tax assets, the Company considers projected future taxable income and tax planning strategies in making its assessment, as of June 30, 2011, and December 31, 2010, for PRC income tax purposes. As of June 30, 2011, Beijing Sntaro had a gross tax loss carry-forward of $4,742,154 which would expire in future years. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowance was provided as of June 30, 2011.

As of June 30, 2011, for PRC income tax purposes, FL Network had $2,917,586 gross loss carry-forwards which would expire in future years.  Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowance was provided as of June 30, 2011.

9. EMPLOYEE BENEFITS

The full-time employees of the Company and its subsidiary that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, unemployment insurance and pension benefits. The Company is required to accrue for these benefits based on percentages of 10%, 1% and 12% of the local employees’ average salaries in accordance with the relevant regulations, and to conduct contributions to the state-sponsored medical plans, unemployment insurance and pension benefits. For the three months ended June 30, 2011 and 2010, total amounts expensed for such employee benefits amounted to $49,561 and $31,266, respectively. For the six months ended June 30, 2011 and 2010, total amounts expensed for such employee benefits amounted to $94,109 and $60,763, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

10. RELATED PARTY TRANSACTIONS AND BALANCES

The Company is in a development stage and has no revenue to date during the period from its inception to June 30, 2011. CixiYide Auto Company (the “CixiYide”), a company 97% owned by the Company’s director and 80% ultimate shareholder Mr. Zhilian Chen, provides continuous financial support for Beijing Sntaro and Ningbo Sntaro’s business and operation. By the end of 2010, CixiYide has provided a loan of $4,846,184. During the six months ended June 30 2011, CixiYide made an additional loan of $1,146,410 to the Company. The total amount due to CixiYide is $5,992,594 as of June 30, 2011.

The loans from CixiYide are of no fixed terms, interest free and due on demand. On April 29, 2011, the Company entered into an agreement (the “Agreement”) with Mr. Zhilian, Chen and CixiYide, whereby, as a contribution to the Capital of Beijing Sntaro, Mr. Zhilian Chen and CixiYide surrendered all right to collect or otherwise enforce repayment of a debt in the principal amount of US $4,460,366, which was occurred during the period from its inception to October 18, 2010.

Santaro HK signed a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered Paid-In-Capital in accordance with Chinese legal requirements. Santaro HK received this loan in September 2010.

In the year ended December 31, 2007, Mr. Zhilian Chen provided $18,047 loan to the Beijing Sntaro, and total amount of that remained outstanding as of June 30, 2011.

As of June 30, 2011, the total balance of loans from CixiYide and Mr. Zhilian Chen was $6,455,111 due to exchange fluctuation. The loans are unsecured and interest free, payable on demand, and were outstanding.

11. LEASE COMMITMENTS

The Company has entered into operating lease arrangements mainly relating to its office premises and computer equipment which will all end in 2011. Future minimum lease payments for non-cancelable operating leases as of June 30, 2011 are $48,615.

Total rental expenses are US$128,971 and US$116,507 for the six months ended June 30, 2011 and 2010, respectively; and US$69,739 and US$71,668 for the three months ended June 30, 2011 and 2010, respectively.

12. SALE OF COMMON STOCK AND WARRANTS

On June 27, 2011, the Company entered into Subscription Agreements with certain institutional investors (collectively, the “Buyers”) to sell an aggregate of one million shares of its common stock, and warrants to purchase a total of five hundred thousand shares of its common stock (the “Warrants”) to the Buyers for gross proceeds of $2,000,000, before deducting fees and expenses. The Warrants mature in three years and have a strike price of $5.00 per share. The warrants were evaluated for liability treatment and were determined to be equity warrants.

13. SUBSEQUENT EVENT

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

Results of Operations

Because the Company is in the development stage, our operations have been limited to developing our products.  As a result, the Company realized no revenue during the period from inception (August 9, 2006) through June 30, 2011. The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Table One:	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating expenses
Research and development expenses	$1,117,318	$811,630
Sales and marketing expenses	46,363	13,616
General and administrative expenses	596,903	184,347

Loss from operations	(1,760,584)	(1,009,593)

Non-operating expenses	—	36,578

Loss before income tax expense and non-controlling interest	(1,760,584)	(1,046,171)

Deferred tax benefit	—	(252,398)

Net loss	$(1,760,584)	$(793,773)

Table Two:	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating expenses
Research and development expenses	$601,086	$426,315
Sales and marketing expenses	28,291	11,615
General and administrative expenses	269,225	69,590

Loss from operations	(898,602)	(507,520)

Non-operating expenses	-	36,578

Loss before income tax expense and non-controlling interest	(898,602)	(544,098)

Deferred tax benefit	-	(126,880)

Net loss	$(898,602)	$(417,218)

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Research and Development (R&D) expenses

R&D expenses primarily consist of R&D salary, depreciation, and office and communication fees which occurred for R&D activities. For the six months ended June 30, 2011, R&D expense was $1,117,318, representing an increase of $305,688 or 37.66%, compared with $811,630 for the corresponding period in 2010 which was due to the salary expenses incurred in the six months of 2011 increased US$316,244 compared with same period of 2010. Since the Online game 3Guo Online is in testing stage, the Company hired more technical staff for the R&D. Others variance includes expenses for business entertainment, business travelling, etc. presenting a slight decrease, accumulated about US$10,556.

Sales and marketing expenses

Selling expenses mainly represent advertising costs and fees. For the six months ended June 30, 2011, selling expense was $46,363, representing an increase of $32,747 or 240.50% compared with $13,616 for the corresponding period in 2010. It was mainly due to increase of water &electricity fee and investor relations fee with the amount of $11,883 and $18,806. As mentioned in the analysis on R&D expenses, more related expenses occurred since it is getting closer to release of the game of 3Guo Online. Others variance includes sundry promotion fee, etc.

General and administrative expenses

General and administrative expenses consist primarily of compensation for personnel, business travelling expense, rental and office expense related to ordinary administration and fees for professional services. For the six months ended June 30, 2011, total general and administrative expenses was $596,903, representing an increase of $412,556, or approximately 223.79% as compared to $184,347 for the corresponding period in 2010 which due to the salary expense increased US$238,920, professional service fee increased US$125,801 and rental fee increased US$12,763 compared with same periods of 2010, respectively. As for the increase of salary, as mentioned in R&D expenses and Selling expenses, the Company hired more high level staff for the coming release of the game and Ningbo Company’s Beijing branch’s operation. The Company became listed Company in October 2010, related professional fee increased significantly during the second quarter of 2011. Other variance includes expenses occurred for social insurance for supporting department, communication fee, and power etc.

Deferred tax benefit

For the six months ended June 30, 2011, the deferred tax benefit decreased by $252,398 to $0 compared with $252,398 for the corresponding period in 2010. The change in deferred tax benefit was due to the full allowance of the management’s recognition of relevant deferred tax  assets at the end of June 30, 2011 since it is more likely than not that all of the deferred tax assets will not be realized.

Net loss before noncontrolling interest

For the six months ended June 30, 2011, the net loss before noncontrolling interest increased to $1,760,584 compared with $793,773 for the corresponding period in 2010. The increase in net loss before noncontrolling interest was primarily due to increases in R&D expense, sales and marketing expenses, general and administrative expense.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Research and Development (R&D) expenses

R&D expenses primarily consist of R&D salary, depreciation, and office and communication fees which occurred for R&D activities. For the three months ended June 30, 2011, R&D expense was $601,086, representing an increase of $174,771 or 41.00%, compared with $426,315 for the corresponding period in 2010 which was due to the salary expenses incurred in the second three months of 2011 increased US$163,060 and Office expenses increased US$17,297. Since the Online game 3Guo Online is in testing stage, the Company hired more technical staff for the R&D. Others variance includes expenses for business entertainment, business travelling, etc. presenting a slight decrease, accumulated about US$5,586.

Sales and marketing expenses

Selling expenses mainly represent advertising costs and fees. For the three months ended June 30, 2011, selling expense was $28,291, representing an increase of $16,676 or 143.57% compared with $11,615 for the corresponding period in 2010. It was mainly due to increase of consultant service fee with the amount $18,806. As mentioned in the analysis on R&D expenses, more related expenses occurred since it is getting closer to release of the game of 3Guo Online. Others variance includes decrease of promotion fee with the amount of US$2,130.

General and administrative expenses

General and administrative expenses consist primarily of compensation for personnel, business travelling expense, rental and office expense related to ordinary administration and fees for professional services. For the three months ended June 30, 2011, total general and administrative expenses was $269,225, representing an increase of $199,635, or approximately 286.87% as compared to $69,590 for the corresponding period in 2010 which due to the salary expense increased US$159,373, professional service fee increased US$29,015 compared with same periods of 2010 respectively. As for the increase of salary, as mentioned in R&D expenses and Selling expenses, the Company hired more high level staff for the coming release of the game. The Company became listed Company in October 2010, related professional fee increased significantly during the second quarter of 2011. Other variance includes expenses occurred for social insurance for supporting department, communication fee, and power etc.

Deferred tax benefit

For the three months ended June 30, 2011, the deferred tax benefit decreased by $126,880 to $0 compared with $126,880 for the corresponding period in 2010. The change in deferred tax benefit was due to the full allowance of the management’s recognition of relevant deferred tax  assets at the end of June 30, 2011 since it is more likely than not that all of the deferred tax assets will not be realized.

Net loss before noncontrolling interest

For the three months ended June 30, 2011, the net loss before noncontrolling interest increased to $898,602 compared with $417,218 for the corresponding period in 2010. The increase in net loss before noncontrolling interest was primarily due to increases in R&D expense, sales and marketing expenses, general and administrative expense.

Liquidity and Capital Resources

We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows supported by owners and related parties will be sufficient to meet our working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.

Since we initiated our business operations, we have been funded primarily by related parties. CixiYide Auto Company (the “CixiYide”) provided loan of $5,992,594 for the business’s initial operations. Mr. Zhilian Chen is the major owner of CixiYide.

Going concern and Liquidity

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and has not generated any revenue during the period from its inception to June 30, 2011. The Company has an accumulated deficit of $7,516,439. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company had not generated any revenue and no other liquid assets. During the quarter ended June 30, 2011, the Company obtained a funding of $2,000,000 from newly issued 1,000,000 common shares. However, there can be no assurance that the Company will be able to obtain debt or equity financing on terms acceptable to it, or if at all. The management plans to fund continuing operations through new financing from related parties and equity financing arrangements. On April 29, 2011, the Company entered into an agreement with Mr. Zhilian Chen and CixiYide, whereby, as a contribution to the Capital of Beijing Sntaro, Mr. Zhilian Chen and CixiYide surrendered all right to collect or otherwise enforce repayment of a debt in principal amount of US $4,460,366, which was occurred during the period from its inception to October 18, 2010. The Company will complete the transaction in near future.

Cash Flows

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(1,368,639)	$(960,559)
Net cash used in investing activities	(23,294)	(8,070)
Net cash provided by financing actives	3,146,410	1,002,233
Effect of foreign currency exchange rate changes on cash and cash equivalents	5,775	183
Net increase in cash and cash equivalents	$1,760,252	$33,787

Net cash used in operating activates: The Company had no revenue from its inception in 2006 to June 30, 2011. Our net cash used in operating activities increased $408,080 in the six months ended June 30, 2011 compared to that in the six months ended June 30, 2010. Most operating cash flow is the result of cash-paid expenditure during operation. The increase of net cash used in operating activities was due to increasing salary expense and rent expense. Since the Company will complete its R&D of 3Guo Online, the Company hired more high level staff for the preparation of R&D and operating.

Net cash used in investing activities: Our net cash used in investing activities increased $15,224 in the six months ended June 30, 2011 compared to that in the six months ended June 30, 2010. The increase in net cash used in investing activities was the result of an increase in the purchasing of new equipment and facilities during the six months ended June 30, 2011.

Net cash provided by financing activities: Our cash provided by financing activities significantly increased from $1,002,233 for the six months ended June 30, 2010 to $3,146,410 for the six months ended June 30, 2011, representing an increase of 213.94%. This is a result of that the current financed capital could not support current operation and product development, CixiYide Auto Company, 97% controlled by the Company’s controlling shareholder, continuously provides financial support. The Company also received proceeds of US$2 million upon the issuance of 1 million common stocks in June 2011.

Working capital

Working capital deficit is $(4,664,680) as of June 30, 2011 compared with $(4,805,220) as of December 31, 2010. The significant change in working capital is due to the development stage of the Company’s games. Because the Company’s games are not yet producing any revenue, the Company obtained loans to support daily operations. The Company obtained a loan in the amount of $4,846,184 at December 31, 2010 from CixiYide Company. As of June 30, 2011, the Company accumulatively obtained loans in the amount of $5,992,594 from CixiYide Company. The Company also received proceeds of US$2 million upon the issuance of 1 million common stocks in June 2011.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

In July 2006, the Ministry of Industry and Information Technology of the PRC, or MIIT, issued the Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business, or the MIIT Circular. The MIIT Circular reiterated the regulations on foreign investment in telecommunications businesses, which require foreign investors to set up foreign-invested enterprises and obtain a business operating license for Internet content provision to conduct any value-added telecommunications business in China. Under the MIIT Circular, a domestic company that holds an Internet content provision license is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors that conduct value-added telecommunications business illegally in China. Furthermore, the relevant trademarks and domain names that are used in the value-added telecommunications business must be owned by the local Internet content provision license holder. Due to a lack of interpretative materials from the regulator, it is unclear what impact the MIIT Circular will have on us or the other Chinese Internet companies that have adopted the same or similar corporate and contractual structures as ours.

On September 28, 2009, the General Administration of Press and Publications, or the GAPP, the National Copyright Administration (hereinafter referred to as “NCA”), and National Office of Combating Pornography and Illegal Publications (hereinafter referred to as “NOCPIP”) jointly published the “Stipulations on ‘Three Provisions’ ” of the State Council and the Relevant Interpretations of the State Commission Office for Public Sector Reform and the Further Strengthening of the Administration of Pre-examination and Approval of Online games and the Examination and Approval of Imported Online games (Xin Chu Lian [2009] No. 13), or Circular 13. Circular 13 restates the general principle espoused in recently promulgated regulations that foreign investment is not permitted in online game operating businesses in China. According to the Article IV of Circular 13, foreign investors are prohibited from participating in online game operating businesses via wholly owned, equity joint venture or cooperative joint venture investments in China, and from controlling and participating in such businesses directly or indirectly through contractual or technical support arrangements. In the event of a violation of these provisions, GAPP shall, in conjunction with the relevant government authorities of the PRC, investigate and handle the same in accordance with the law. In serious cases, the relevant licenses and registrations shall be revoked. However, due to the lack of a detailed interpretation of Circular 13, it is not yet clear how it will be implemented. Moreover, Circular 13 was issued solely by GAPP, NCA and NOCPIP, instead of being jointly issued by the publication administration authorities and other government authorities which are in charge of the related business operations, like the Ministry of Commerce, or the MOFCOM, and the MIIT, and the scope, implementation and enforcement of Circular 13 from the views of the above mentioned other authorities remain uncertain.

In the opinion of Han Kun Law Offices, our PRC legal counsel, subject to the interpretation and implementation of the MIIT Circular and Circular 13, the ownership structure of Ningbo Santaro and Beijing Santaro and our contractual arrangements with Beijing Santaro and its shareholders comply with all existing PRC laws, rules and regulations. However, in the opinion of our PRC legal counsel, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations and there may be changes and other developments in the PRC laws and regulations or their interpretations. Accordingly, we cannot assure you that Chinese government authorities will ultimately take a view that is consistent with the opinion of our PRC legal counsel.

If the past or current ownership structures, contractual arrangements and businesses of our company Beijing Santaro is found to be in violation of any existing or future PRC laws or regulations, including the MIIT Circular and Circular 13, the relevant supervisory authorities would have broad discretion in dealing with such violations, including but not limited to: revoking our business and operating licenses; levying fines; confiscating our income or the income of Beijing Santaro; shutting down our servers or blocking our website; imposing conditions or requirements with which we may not be able to comply; requiring us to restructure the relevant ownership structure, operations or contractual arrangements; restricting or prohibiting our use of the proceeds from our public offering to finance our business and operations in China; and taking other regulatory or enforcement actions that could be harmful to our business.

Any of these events could materially and adversely affect our business, financial condition and results of operations.

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

There was no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Removed and Reserved).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 906 Certification of Chief Executive Officer *

32.2	Section 906 Certification of Chief Financial Officer *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

(1) Incorporated by reference to the Form S-1 registration statement filed on March 29, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2011

By: SANTARO INTERACTIVE ENTERTAINMENT COMPANY

By: /s/ Zhilian Chen
Zhilian Chen, President