Form 10-Q
period 2011-09-30
Santaro Interactive Entertainment Co
filed 2011-11-15
CIK 1487347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES x   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES x    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐      No   ☒

As of November 14, 2011, there are 69,875,000 shares of common stock outstanding.

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

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2011	December 31,2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,636,160	$320,087
Prepaid expense	64,963	47,703
Other receivables	30,769	152,659

Total current assets	3,731,892	520,449

Property and equipment, net	212,562	201,379
Long term investment	642	—
Intangibles	—	6,004

Total Assets	$3,945,096	$727,832

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued expenses	$327,191	$160,087
Due to related parties	6,301,714	5,165,582

Total current liabilities	6,628,905	5,325,669

STOCKHOLDERS’ DEFICIT

Common stock ($0.001 par value; authorized –75,000,000 shares; issued and outstanding –69,875,000 shares and 67,500,000 shares at September 30, 2011 and December 31, 2010, respectively)	69,875	67,500
Additional paid-in capital	5,951,351	1,203,726
Deficit accumulated during the development stage	(8,422,882)	(5,755,855)
Accumulated other comprehensive loss	(282,153)	(113,208)

Total Stockholders’ Deficit	(2,683,809)	(4,597,837)

Total liabilities and Stockholders’ deficit	$3,945,096	$727,832
See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30		Nine months ended September 30		August 9, 2006 (inception of
	2011	2010	2011	2010	through September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses
Research and development expenses	$580,138	$342,739	$1,697,456	$1,154,369	$5,630,676
Sales and marketing expenses	24,328	2,373	70,691	15,989	236,187
General and administrative expenses	301,977	101,609	898,880	285,956	2,689,263

Loss from operations	(906,443)	(446,721)	(2,667,027)	(1,456,314)	(8,556,126)

Non-operating expenses	—	(518)	—	36,060	439,575

Loss before income tax benefit and non-controlling interest beexpense and noncontrolling interest	(906,443)	(446,203)	(2,667,027)	(1,492,374)	(8,995,701)

Deferred tax	—	252,398		—	—

Net loss before non-controlling interest	(906,443)	(698,601)	(2,667,027)	(1,492,374)	(8,995,701)

Less: Net loss attributable to the Non-controlling interests	—	(147,294)	—	(317,801)	(572,819)

Net loss attributable to the Company	(906,443)	(551,307)	(2,667,027)	(1,174,573)	(8,422,882)

Other comprehensive loss
Net loss	(906,443)	(698,601)	(2,667,027)	(1,492,374)	(8,995,701)
Foreign currency translation adjustment	(50,630)	(48,307)	(168,945)	(58,486)	(282,153)
Comprehensive loss	(957,073)	(746,908)	(2,835,972)	(1,550,860)	(9,277,854)
Less: Comprehensive loss attributable to the non-controlling interest	—	(150,097)	—	(321,325)	(572,818)

Comprehensive loss attributable to the Company	$(957,073)	$(596,811)	$(2,835,972)	$(1,229,535)	$(8,705,036)

Loss per share:

Basic and diluted	$(0.013)	$(0.010)	$(0.039)	$(0.021)

Weighted average number of common shares outstanding – basic and diluted	$68,974,725	$55,670,000	68,006,227	55,670,000

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock
	Share	$0.001 Par Value	Additional Paid-In Capital	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Total deficit of the Company’s stockholders	Non- controlling interest	Total deficit

Balance at August 9, 2006	55,670,000	$55,670	$(55,670)	$—	$—	$—	$—	$—
Net (loss)			—	(21,583)	—	(21,583)	—	(21,583)
Foreign currency exchange translation adjustment, net of nil income taxes			—		884	884	—	884
Inject paid-in capital			139,580	—	—	139,580	—	139,580
Balance at December 31, 2006	55,670,000	55,670	83,910	(21,583)	884	118,881	—	118,881
Net (loss)			—	(483,001)	—	(483,001)	—	(483,001)
Foreign currency exchange translation adjustment, net of nil income taxes			—	—	10,100	10,100	—	10,100
Inject paid-in capital			492,141	—	—	492,141	—	492,141
Balance at December 31, 2007	55,670,000	55,670	576,051	(504,584)	10,984	138,121	—	138,121
Net (loss)			—	(805,983)	—	(805,983)	—	(805,983)
Foreign currency exchange translation adjustment, net of nil income taxes			—	—	6,693	6,693	—	6,693
Inject paid-in capital			739,775	—	—	739,775	—	739,775
Balance at December 31, 2008	55,670,000	55,670	1,315,826	(1,310,567)	17,677	78,606	—	78,606
Net (loss)				(1,937,574)	—	(1,937,574)	(333,044)	(2,270,618)
Foreign currency exchange translation adjustment, net of nil income taxes				—	(22)	(22)	—	(22)
Inject paid-in capital			—	—	—	—	437,771	437,771
Balance at December 31, 2009	55,670,000	55,670	1,315,826	(3,248,141)	17,655	(1,858,990)	104,727	(1,754,263)
Net (loss)			—	(2,507,714)	—	(2,507,714)	(239,775)	(2,747,489)
Foreign currency exchange translation adjustment, net of nil income taxes			—	—	(130,863)	(130,863)	—	(130,863)
Effect of reverse acquisition	11,830,000	11,830	(112,100)	—	—	(100,270)	135,048	34,778
Balance as of Dec 31, 2010	67,500,000	67,500	1,203,726	(5,755,855)	(113,208)	(4,597,837)	—	(4,597,837)
Net (loss)			—	(2,667,027)	—	(2,667,027)	—	(2,667,027)
Foreign currency exchange translation adjustment, net of nil income taxes			—	—	(168,945)	(168,945)	—	(168,945)
Common stock issued for cash June 27, 2011	1,000,000	1,000	1,999,000	—	—	2,000,000	—	2,000,000
Common stock issued for cash August 29, 2011	1,375,000	1,375	2,748,625	—	—	2,750,000	—	2,750,000
Balance as of September 30, 2011 (unaudited)	69,875,000	69,875	5,951,351	(8,422,882)	(282,153)	(2,683,809)	—	(2,683,809)

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Nine months ended September 30
	2011	2010	August,2006 (inception of Beijing Sntaro) through September 30,2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,667,027)	$(1492,374)	$(8,995,701)
Adjustments to reconcile net loss before non-controlling interests to net cash used by operating activities:
Non-controlling interests	—	36,578	—
Depreciation	62,968	63,329	280,584
Amortization of intangible assets	6,004	—	6,310
Changes in operating assets and liabilities:
Prepaid expense	(15,887)	(37,405)	(61,263)
Other receivable	74,919	8,664	(65,624)
Other payables and accrued expenses	197,627	(18,051)	343,555
Due to related parties	—	—	28,243
Net cash used in operating activities	(2,341,396)	(1,439,259)	(8,463,896)

Cash flows from investing activities:
Purchase of intangible assets	—	—	(6,310)
Purchase of property and equipment	(67,835)	(9,972)	(473,994)
Net cash used in investing activities	(67,835)	(9,972)	(480,304)

Cash flows from financing activities:
Proceeds from sale of stock	4,750,000	—	6,156,274
Capital contributed by non-controlling interest owner	—	—	428,290
Loan from related parties	960,504	1,813,684	5,892,196
Net cash provided by financing activities	5,710,504	1,813,684	12,476,760
Effect of exchange rate changes on cash and cash
equivalents	14,800	1,206	103,600
Net increase in cash and cash equivalents	3,316,073	365,659	3,636,160
Cash and cash equivalents at the beginning of period	320,087	12,722	—
Cash and cash equivalents at the end of period	$3,636,160	$378,381	$3,636,160
Supplemental disclosure for cash flow
information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Notes to Consolidated Financial Statements (unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Santaro Interactive Entertainment Company (“the Company”) was incorporated on December 30, 2009 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (U.S GAAP), and the Company’s fiscal year end is December 31.

The accompanying consolidated financial statements include the accounts of the following entities, and all significant intercompany transactions and balances have been eliminated in consolidation as of September 30, 2011 and December 31, 2010:

Consolidated entity name:	Percentage of ownership
Santaro Holdings, Ltd (“SHL”)	100%
Santaro Investments, Ltd. (“Santaro HK”)	100%
Ningbo Sntaro Network Technology Co., Ltd. (“Ningbo Sntaro”)	100%
Beijing Sntaro Technology Co., Ltd. (“Beijing Sntaro”)	Variable Interest Entity
Beijing Sntaro Freeland Network Co., Ltd. (“FL Network”)	100% subsidiary of Beijing Santaro

The Financial Accounting Standards Board’s (“FASB”) accounting standards address whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements. In accordance with the provisions of the accounting standard, the Company has determined that Beijing Sntaro is a VIE and that the Company is the primary beneficiary and has a controlling financial interest, and accordingly, the consolidated financial statements of Beijing Sntaro are consolidated into the financial statements of the Company.

2. Variable Interest Entities (VIEs)

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

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these contractual arrangements, it may not be able to exert effective control over the VIEs, and its ability to conduct its business may be materially and adversely affected.

All of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Most of our operations are conducted through our affiliated companies which the Company controls through contractual agreements in the form of variable interest entities. Current regulations in China permit our PRC subsidiaries to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of these Chinese affiliates to make dividends and other payments to us may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations.

A.
Under PRC law, our subsidiary may only pay dividends after 10% of its after-tax profits have been set aside as reserve funds, unless such reserves have reached at least 50% of its registered capital. Such cash reserve may not be distributed as cash dividends.

B.
The PRC Income Tax Law also imposes a 10% withholding income tax on dividends generated on or after January 1, 2008 and distributed by a resident enterprise to its foreign investors, if such foreign investors are considered as non-resident enterprise without any establishment or place within China or if the received dividends have no connection with such foreign investors’ establishment or place within China, unless such foreign investors’ jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

As of September 30, 2011, there were not any such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the period ended September 30:

	September 30, 2011	December 31,2010
	(Unaudited)
Total assets	$229,166	$401,034

Total liabilities	$6,451,582	$4,981,927

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues	$—	$—

Net loss	$(1,458,529)	$(1,174,293)

Most of our net revenues will be generated in Renminbi when operations start after development stage. Any future restrictions on currency exchanges may limit our ability to use net revenues generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

Foreign currency exchange regulation in China is primarily governed by the following rules:
•	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;
•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Administration Rules, RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like ours that need foreign exchange for the distribution of profits to their shareholders may effect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of September 30, 2011 and for the three and nine-month periods ended September 30, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included, The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2011, its consolidated results of operations and cash flows for the three and nine-month periods ended September 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of operations and comprehensive loss and amounted to $282,153 as of September 30, 2011, and $113,208 as of December 31, 2010. The balance sheet amounts with the exception of equity at September 30, 2011 were translated at 6.4018 RMB to $1.00 USD as compared to 6.6118 RMB at December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2011 and 2010 were 6.5060 RMB and 6.8164 RMB, respectively. The average translation rates applied to income statement accounts for the three months ended September 30, 2011 and 2010 were 6.4231 RMB and 6.7803 RMB, respectively.

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

The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of September 30, 2011 and December 31, 2010, the Company’s bank balances exceeded government-insured limits by approximately $3,636,160 and $320,087, respectively. To date, the Company has not experienced any losses in such accounts.

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

Advertising expenses

Advertising costs are expensed when incurred and included in sales and marketing expenses and nil were recognized for the three and nine months ended September 30, 2011 and 2010, respectively.

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

Recent issued accounting pronouncements

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

4. EARNINGS PER SHARE

The FASB’s accounting standard for earnings per share requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Warrants issued on June 27, 2011 and August 29, 2011 to purchase a total of 1,186,500 shares of its common stock were not recorded in the diluted calculation since the stock’s average market price did not exceed the exercise price.

During the three and nine months ended September 30, 2011 and 2010, common stock equivalents were not included in the calculation of the diluted weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2011 and 2010:

	2011	2010
	(Unaudited)	(Unaudited)

Net loss for basic and diluted earnings per share	$(906,443)	$(551,307)

Weighted average shares used in basic and diluted computation	68,974,725	55,670,000
Earnings per share:
Basic and diluted	$(0.013)	$(0.010)

The following is a reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2011 and 2010:

	2011	2010
	(Unaudited)	(Unaudited)

Net loss for basic and diluted earnings per share	$(2,667,027)	$(1,174,573)

Weighted average shares used in basic and diluted computation	68,006,227	55,670,000
Earnings per share:
Basic and diluted	$(0.039)	$(0.021)

5. GOING CONCERN AND LIQUIDITY

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and has not generated any revenue during the period from its inception to September 30, 2011. The Company has an accumulated deficit of $8,422,882. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company had not generated any revenue and no other liquid assets. During the nine months ended September 30, 2011, the Company obtained a funding of $4,750,000 from newly issued 2,375,000 common shares. However, there can be no assurance that the Company will be able to obtain debt or equity financing on terms acceptable to it, or if at all. The management plans to fund continuing operations through new financing from related parties and equity financing arrangements. On April 29, 2011, the Company entered into an agreement with Mr. Zhilian Chen and CixiYide, whereby, as a contribution to the Capital of Beijing Sntaro, Mr. Zhilian Chen and CixiYide surrendered all right to collect or otherwise enforce repayment of a debt in principal amount of US $4,460,366, which was incurred during the period from its inception to October 18, 2010. The agreement is effective upon completion of the registration of the capital which is still in process.  The Company plans to complete the registration in near future.

6. OTHER RECEIVABLES

Other receivables of $30,769 and $152,659 as of September 30, 2011 and December 31, 2010 consisted of cash advances given to certain employees for use during business operations and are recognized as General and Administration expenses when expenses are incurred. It also includes certain rental deposit.

7. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)
Computer equipment	378,473	306,849
Furniture and fixtures	63,470	54,678
Leasehold improvement	69,767	67,551
	511,710	429,078
Less: Accumulated depreciation	(299,148)	(227,699)

Property and equipment, net	$212,562	$201,379

Depreciation expenses for the three months ended September 30, 2011 and 2010 were $21,824 and $20,485 respectively. Depreciation expenses for the nine months ended September 30, 2011 and 2010 were $62,968 and $63,329 respectively.

8. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Other payables	$327,191	$160,087

Total	$327,191	$160,087

Other Payable of $327,191 as of September 30, 2011 consisted of the interest-free loan of $234,309 from Ningbo Jufeng Textile Co., Ltd, a third party of the Company. The loan is unsecured, payable on demand, and was outstanding.

9. INCOME TAX EXPENSES

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

Deferred Tax Assets
In assessing the realization of deferred tax assets, the Company considers projected future taxable income and tax planning strategies in making its assessment, as of September 30, 2011, and December 31, 2010, for PRC income tax purposes. As of September 30, 2011, Beijing Sntaro had a gross tax loss carry-forward of $4,805,918 which would expire in future years. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowance was provided as of September 30, 2011. The deferred tax assets begin to expire from 2011.

As of September 30, 2011, for PRC income tax purposes, FL Network had $2,932,480 gross loss carry-forwards which would expire in future years.  Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowance was provided as of September 30, 2011. The deferred tax assets begin to expire from 2014.

10. EMPLOYEE BENEFITS

The full-time employees of the Company and its subsidiary that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, unemployment insurance and pension benefits. The Company is required to accrue for these benefits based on percentages of 10%, 1% and 12% of the local employees’ average salaries in accordance with the relevant regulations, and to conduct contributions to the state-sponsored medical plans, unemployment insurance and pension benefits. For the three months ended September 30, 2011 and 2010, total amounts expensed for such employee benefits amounted to $44,012 and $26,222, respectively. For the nine months ended September 30, 2011 and 2010, total amounts expensed for such employee benefits amounted to $138,211 and $86,985, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

11. RELATED PARTY TRANSACTIONS AND BALANCES

The Company is in a development stage and has no revenue to date during the period from its inception to September 30, 2011. CixiYide Auto Company (the “CixiYide”), a company 97% owned by the Company’s director and 80% ultimate shareholder Mr. Zhilian Chen, provides continuous financial support for Beijing Sntaro and Ningbo Sntaro’s business and operation. By the end of 2010, CixiYide has provided a loan of $4,846,184. During the nine months ended September 30 2011, CixiYide made an additional loan of $1,300,837 to the Company. The total amount due to CixiYide is $6,147,021 as of September 30, 2011.

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

Santaro HK signed a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered Paid-In-Capital in accordance with Chinese legal requirements. Santaro HK received this loan in September 2010. This loan decreased US$159,993 in this quarter and at September 30, 2011, and the carrying amount of this loan was US$150,007 accordingly.

In the year ended December 31, 2007, Mr. Zhilian Chen provided $18,047 loan to the Beijing Sntaro, and total amount of that remained outstanding as of September 30, 2011.

As of September 30, 2011, the total balance of loans from CixiYide and Mr. Zhilian Chen was $6,301,714. The loans are unsecured and interest free, payable on demand, and were outstanding.

12. LEASE COMMITMENTS

The Company has entered into operating lease arrangements mainly relating to its office premises which will all end in January 24, 2012.

Total rental expenses are US$177,411 and US$175,240 for the nine months ended September 30, 2011 and 2010, respectively; and US$48,440 and US$58,733 for the three months ended September 30, 2011 and 2010, respectively.

13. SALE OF COMMON STOCK AND WARRANTS

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

On August 29, 2011, the Company entered into Subscription Agreements with certain institutional investors (collectively, the "Buyers") to sell an aggregate of one million three hundred seventy five thousand (1,375,000) shares of its common stock, and warrants to purchase a total of six hundred eighty seven thousand five hundred (687,500) shares of its common stock (the "Warrants") to the Buyers for gross proceeds of $2,750,000.00, before deducting fees and expenses and excluding the proceeds, if any, from the exercise of the Warrants. The Warrants mature in three years and have a strike price of $5.00 per share.

All warrants were evaluated for liability treatment and were determined to be equity instruments.

14. SUBSEQUENT EVENT

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

Results of Operations

Because the Company is in the development stage, our operations have been limited to developing our products.  As a result, the Company realized no revenue during the period from inception (August 9, 2006) through September 30, 2011. The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating expenses
Research and development expenses	$1,697,456	$1,154,369
Sales and marketing expenses	70,691	15,989
General and administrative expenses	898,880	285,956

Loss from operations	(2,667,027)	(1,456,314)

Non-operating expenses	—	36,060
Net loss before non-controlling interest	(2,667,027)	(1,492,374)
Less: Net loss attributable to the non-controlling interests	—	(317,801)

Net loss attributable to the Company	$(2,667,027)	$(1,174,573)

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating expenses
Research and development expenses	$580,138	$342,739
Sales and marketing expenses	24,328	2,373
General and administrative expenses	301,977	101,609

Loss from operations	(906,443)	(446,721)

Non-operating expenses	—	(518)

Loss before income tax benefit and non-controlling interest	(906,443)	(446,203)

Deferred tax	—	252,398
Net loss before non-controlling interest	(906,443)	(698,601)
Less: Net loss attributable to the non-controlling interests	—	(147,294)

Net loss attributable to the Company	$(906,443)	$(551,307)

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Research and Development (R&D) expenses

R&D expenses primarily consist of R&D salary, depreciation, and office and communication fees which occurred for R&D activities. For the Nine months ended September 30, 2011, R&D expense was $1,697,456, representing an increase of $543,087 or 47.05%, compared with $1,154,369 for the corresponding period in 2010 which was due to the salary expenses incurred in the nine months of 2011 increased $520,841 compared with same period of 2010. Since the Online game 3Guo Online is in testing stage, the Company hired more technical staff for the R&D. Others variance includes expenses for business entertainment, business travelling, etc. presenting a slight increase, accumulated about $22,246.

Sales and marketing expenses

Selling expenses mainly represent advertising costs and fees. For the nine months ended September 30, 2011, selling expense was $70,691, representing an increase of $54,702 or 342.12% compared with $15,989 for the corresponding period in 2010. It was mainly due to increase of water & electricity fee and investor relations fees aggregating  $24,763 and $21,136, respectively. As mentioned in the analysis on R&D expenses, more related expenses occurred since it is getting closer to release of the game of 3Guo Online. Others variance includes sundry promotion fee, etc.

General and administrative expenses

General and administrative expenses consist primarily of compensation for personnel, business travelling expense, rental and office expense related to ordinary administration and fees for professional services. For the nine months ended September 30, 2011, total general and administrative expenses was $898,880, representing an increase of $612,924, or approximately 214.34% as compared to $285,956 for the corresponding period in 2010 which due to the salary expense increased $354,592, professional service fee increased $142,756 and rental fee increased $10,165 compared with same periods of 2010, respectively. As for the increase of salary, as mentioned in R&D expenses and Selling expenses, the Company hired more high level staff for the coming release of the game and Ningbo Company’s Beijing branch’s operation. The Company became listed Company in October 2010, related professional fee increased significantly during the nine months ended September 30, 2011. Other variance includes expenses occurred for social insurance for supporting department, communication fee, and power etc.

Net loss before noncontrolling interest

For the nine months ended September 30, 2011, the net loss before noncontrolling interest increased to $2,667,027 compared with $1,492,374 for the corresponding period in 2010. The increase in net loss before noncontrolling interest was primarily due to increases in R&D expense, sales and marketing expenses, general and administrative expense.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Research and Development (R&D) expenses

R&D expenses primarily consist of R&D salary, depreciation, and office and communication fees which occurred for R&D activities. For the three months ended September 30, 2011, R&D expense was $580,138, representing an increase of $237,399 or 69.27%, compared with $342,739 for the corresponding period in 2010 which was due to the salary expenses incurred in the third quarter of 2011 increased $204,597 and Testing fee increased $12,054. Since the Online game 3Guo Online is in testing stage, the Company hired more technical staff for the R&D. Others variance includes expenses for business entertainment, business travelling, etc. presenting a slight increase, accumulated about $32,802.

Sales and marketing expenses

Selling expenses mainly represent advertising costs and fees. For the three months ended September 30, 2011, selling expense was $24,328, representing an increase of $21,955 or 925.20% compared with $2,373 for the corresponding period in 2010. It was mainly due to increase of Water & Electricity fee with the amount $12,880. As mentioned in the analysis on R&D expenses, more related expenses occurred since it is getting closer to release of the game of 3Guo Online. Others variance includes increase of Consultant fee with the amount of $9,075.

General and administrative expenses

General and administrative expenses consist primarily of compensation for personnel, business travelling expense, rental and office expense related to ordinary administration and fees for professional services. For the three months ended September 30, 2011, total general and administrative expenses was $301,977, representing an increase of $200,368, or approximately 197.20% as compared to $101,609 for the corresponding period in 2010 which due to the salary expense increased $115,673, professional service fee increased $16,955 compared with same periods of 2010 respectively. As for the increase of salary, as mentioned in R&D expenses and Selling expenses, the Company hired more high level staff for the coming release of the game. The Company became listed Company in October 2010, related professional fee increased significantly during the third quarter of 2011. Other variance includes expenses occurred for social insurance for supporting department, communication fee, and power etc.

Deferred tax

For the three months ended September 30, 2011, the deferred tax benefit decreased by $252,398 to $0 compared with $252,398 for the corresponding period in 2010. The change in deferred tax benefit was due to the full allowance of the management’s recognition of relevant deferred tax  assets at the end of September 30, 2011 since it is more likely than not that all of the deferred tax assets will not be realized.

Net loss before noncontrolling interest

For the three months ended September 30, 2011, the net loss before noncontrolling interest increased to $906,443 compared with $698,601 for the corresponding period in 2010. The increase in net loss before noncontrolling interest was primarily due to increases in R&D expense, sales and marketing expenses, general and administrative expense.

Liquidity and Capital Resources

Since we initiated our business operations, we have been funded primarily by related parties. CixiYide Auto Company (the “CixiYide”) provided loan of $6,147,021 for the business’s initial operations. Mr. Zhilian Chen is the major owner of CixiYide.

Going concern and Liquidity

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and has not generated any revenue during the period from its inception to September 30, 2011. The Company has an accumulated deficit of $8,422,882. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company had not generated any revenue and no other liquid assets. During the nine months ended September 30, 2011, the Company obtained a funding of $4,750,000 from newly issued 2,375,000 common shares. However, there can be no assurance that the Company will be able to obtain debt or equity financing on terms acceptable to it, or if at all. The management plans to fund continuing operations through new financing from related parties and equity financing arrangements. On April 29, 2011, the Company entered into an agreement with Mr. Zhilian Chen and CixiYide, whereby, as a contribution to the Capital of Beijing Sntaro, Mr. Zhilian Chen and CixiYide surrendered all right to collect or otherwise enforce repayment of a debt in principal amount of $4,460,366, which was occurred during the period from its inception to October 18, 2010. The capital registration and certification of registered capital will be completed in near future.

Cash Flows

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(2,341,396)	$(1,439,259)
Net cash used in investing activities	(67,835)	(9,972)
Net cash provided by financing actives	5,710,504	1,813,684
Effect of foreign currency exchange rate changes on cash and cash equivalents	14,800	1,206
Net increase in cash and cash equivalents	$3,316,073	$365,659

Net cash used in operating activates: The Company had no revenue from its inception in 2006 to September 30, 2011. Our net cash used in Operating activities increased $902,137 in the nine months ended September 30, 2011 compared to that in the nine months ended September 30, 2010. Most operating cash flow is the result of cash-paid expenditure during operation. The increase of net cash used in operating activities was due to increasing salary expense and rent expense. Since the Company will complete its R&D of 3Guo Online, the Company hired more high level staff for the preparation of R&D and operating.

Net cash used in investing activities: Our net cash used in investing activities increased $57,863 in the nine months ended September 30, 2011 compared to that in the nine months ended September 30, 2010. The increase in net cash used in investing activities was the result of an increase in the purchasing of new equipment and facilities during the nine months ended September 30, 2011.

Net cash provided by financing activities: Our cash provided by financing activities significantly increased from $1,813,684 for the nine months ended September 30, 2010 to $5,710,504 for the nine months ended September 30, 2011, representing an increase of 214.86%. The current financed capital could not support current operation and product development, CixiYide Auto Company, 97% controlled by the Company’s controlling shareholder, continuously provides financial support. The Company also received proceeds of $4.75 million upon the issuance of 2.375 million common stocks in June 2011 and August 2011.

Working capital

Working capital is $(2,897,013) as of September 30, 2011 compared with $(4,805,220) as of December 31, 2010. The significant change in working capital is due to the development stage of the Company’s games. Because the Company’s games are not yet producing any revenue, the Company obtained loans to support daily operations. The Company obtained a loan in the amount of $4,846,184 at December 31, 2010 from CixiYide Company. As of September 30, 2011, the Company accumulatively obtained loans in the amount of $6,147,021 from CixiYide Company. The Company also received proceeds of $4.75 million upon the issuance of 2.375 million common stocks in June 2011 and August 2011.

Recent issued accounting pronouncements

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

There was no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

November 15, 2011

By:	SANTARO INTERACTIVE ENTERTAINMENT COMPANY

By:	/s/Zhilian Chen
Zhilian Chen, President