Form 10-K
period 2011-12-31
Santaro Interactive Entertainment Co
filed 2012-03-29
CIK 1487347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $29,998,881 based on the closing price of such shares on March 9, 2012.

As of March 9, 2012, there are 69,875,000 shares of common stock outstanding.

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

On July 18, 2011, Santaro Investments, Ltd established Outlets Internet Sale Limited jointly with New Select Group Limited (BVI), each party holds 50% shares of this newly established entity. The primary objective of the joint venture is the further extension and development of our on-line sales in the PRC.

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

Online Games

Santaro employs a development team of approximately 144 personnel, with strong Research and Development (R&D) expertise and experience in the online game industry in China and Korea.  Since the company was founded it has invested heavily in developing its proprietary SOUL game engine and building new online games.  In addition, Santaro has established relationships and agreements to cooperate with telecommunications operators and other value-added service providers to develop and distribute its online games services to 3G mobile subscribers. Santaro intends to develop and distribute products for specific market segments in the digital interactive entertainment sector.

To date, Santaro has three online games: Three Kingdoms Online, UU World, and 108 Warriors.  Three Kingdoms Online game is now in the post-development adjusting phase; 108 Warriors is scheduled to be launched in June of 2012; and UU World is undergoing final testing.   While the Company’s main focus is to ensure its current games will succeed in the market, it is also establishing a strategy and timetable for developing future games to position itself as a leading and innovative operator in the Chinese online game sector.

SOUL Game Engine

Santaro has developed its own proprietary game engine technology for the development of MMORPGs – named the SOUL game engine. Three Kingdoms Online and UU World have both been developed using the SOUL engine and, in future, this engine will continue to be used for the development of both MMORPGs and web games.  In March 2009, Santaro established technology subsidiary Beijing Sntaro Freeland Network Co. Ltd (FL Network), whose primary business is research and development into applying Chinese culture and history to the online game industry. This subsidiary is also responsible for the proprietary SOUL game engine and game development platform.

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

The Company has already established close working relationships with major film studios and movie directors in China, such as the Director Mr. Xixi Gao.  These cooperative relationships extend to films and TV series directed by Mr. Gao, including the hit TV series Three Kingdoms. Three Kingdoms Online is based on a well-known Chinese fable, and capitalizes on the success of the TV series sharing its name.  Because Santaro has built good relationships with a number of TV channels, the Three Kingdoms Online game will be advertised on these TV channels.

ONLINE GAME PRODUCTS

The following is an overview of Santaro’s portfolio of its three self-developed online games, these include: I) Three Kingdoms Online; II) UU World; and III) 108 Warriors.

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
•
The game is a cross-server game, allowing players to have a better personal experience, with a sense of accomplishment and honor. This is an important feature that Santaro’s programming team has successfully developed compared to other games.

One of the key aspects of the game is that its promotion benefits from the CCTV production SanGuo TV series. The promotion can be done through not only the TV series, but also the internet and other channels. Three Kingdoms Online game will be advertised alongside the SanGuo TV series, both on television and on DVDs. The preparation of the SanGuo TV series consisting of 95 episodes started about five years ago, with filming commencing in September 2008. The SanGuo TV series production premiered on TV on May 2, 2010, simultaneously on Jiangsu JSTV, Anhui AHTV, Tianjin TJTV and Chongqing CQTV.

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

The Three Kingdoms Online game is currently in the post-development adjusting phase.

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

UU World game is currently in its final phase of development.

III)  108 Warriors

108 Warriors is a new Chinese martial arts online game based on traditional Chinese culture and inspired by ancient martial arts techniques. The game involves the twelve animals of the Chinese Zodiac, with masks from the Beijing Opera used to identify the various characters. Players will be able to purchase different identities and the themes used are linked to the tribes of Chinese minority groups.

108 Warriors tells stories of a group of heroes who stand for different classes of people daring to struggle against the corrupt and unjust royal court and then rise up at the end of Northern Song Dynasty. It is a realistic martial-art game based on one of the Four Chinese Classical Masterpieces, Outlaws of the Marsh.  Heroes in Mountain Liang hang up the flag to “maintain the justice in the name of God”. Fang La is one of the rebel leaders based in the south. The emperor draws on various heroes in military campaigns to suppress rebel forces. Different forces fight openly and secretly. Under the circumstances, young heroes from Penglai Island stepped into the history.

108 Warriors game is in the final development stage and scheduled to be launched in June of 2012.

Some Key Characteristics of Santaro’s Online Games

The table below provides a summary of the key characteristics of Santaro’s first three new games:

	Three Kingdoms Online	UU World	108 Warriors
Technical Info
Game Type	MMORPG	MMORPG	MMORPG
Games Features	Chinese Culture Ancient Legends	Jet-Skiing on Water Racing Social Game	Chinese Culture Ancient Legends
Game Mode	Full 2.5D	Full 3D	Full 2.5D
Web-Based	Yes	Yes	Yes
Input Equipment
Keyboard	Yes	Yes	Yes
Mouse	Yes	Yes	Yes
Launch Info
Launch Date	TBA	TBA	June 2012

BUSINESS STRATEGY

Santaro has set up an advanced in-house graphic technology games platform that should position the Company as one of the leading online games companies. Current test results and market assessments show that the Company is continuing to develop attractive products. Santaro’s intention is to offer games that are not only fun to play, but that also provide a good forum for understanding and learning about ancient Chinese history.

It is the combination of a strong professional team with an entrepreneurial spirit, the current advanced technology and the operating platform that Santaro has in place, which will allow the Company to continue developing new and innovative online games. To achieve a leading position in this competitive market segment, the Company intends to produce two new MMORPGs and at least three web games over the next five years, in addition to the three games described above.  The design and themes of the games will feature different graphic styles and characteristics, so that they meet the needs and requirements of a diversified group of consumers. The Company also intends to ensure it keeps up with advances in technology, and plans to develop at least another new game engine to stay ahead of its industry competitors.

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

TECHNOLOGY

SOUL Game Engine

Content might be king, but when it comes to Internet content, keeping up with technological innovation is just as crucial. Companies are continually developing new games with the latest technological tools to attract more users and boost revenues.  Without its own game engine, a company cannot understand in any depth the key drivers needed for developing an online game. This is the reason why Santaro decided to develop its own proprietary advanced online engine product, which it calls the SOUL Game Engine. Santaro’s proprietary technology will support over 40,000 simultaneous players. This is a larger concurrent user capacity than most online game companies are currently able to operate in China.   Below is a brief description of the six key components of the SOUL Game Engine, these include: World Map Editor, Physical Properties Tool, Physical Effects Tool, Visual Material Tool, Artificial Intelligence Tool, and User Interface Tool.

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

E-commerce platform

The Outlets E-Commerce Platform Project is an e-commerce business and management platform developed by Santaro in cooperation with Outlet (China) Limited, and is an online virtual version of the Outlets China centers (www.outletcn.com/en/index.aspx), luxury-brand physical shopping centers currently under construction in the five largest metro regions of China.  The outlets Online will be  China’s first fully interactive virtual shopping environment, allowing the user to walk around the virtual outlets compound, enter the individual virtual shops, look through the product selection, input the user’s individual size and dimensions, try on the item and purchase it online.

Santaro’s proprietary platform offers numerous entertaining applications through its Application Programming Interface (API), providing a perfect high end shopping experience to online users.

Platform Features:

1.           Fine System Structure. Through our proprietary system structure, users rapidly access the luxury Outlets shopping centers, and select products at anytime from anywhere, through a platform that is stable, secure, accurate and expandable.

2.           Characteristic 3D Shopping. Through 3D models and dressing up technology, products are displayed with fine effects.  Online users can comprehensively experience a virtual shopping experience in a most realistic way, including trying on garments and accessories.

3.           Flexible Business Management. Offers brand distributors many cooperation models for flexibility and ease of use.

4.           Powerful Contents Management. Contents management including web, brands, products, commercials and events can be managed through self-management backstage system.

5.           Complete Data Statistic. Customer preference analysis through tracking online behavior enables personalized shopping experiences catered to a customer’s individual needs and preferences.

6.           Open Platform. Easily connects to a wide variety of applications through its open API function, building an integrated composite platform with features including shopping, lifestyle, entertainment, social network and so on.

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

Santaro’s online players are offered a number of different payment options for playing the Company’s online games.  These payment options include the following:

Online Banking: Users may make payments online to Santaro through their online banking account. Santaro has established cooperation agreements with third-party payment platforms such as Alipay, TenPay, 99Bill, and Yeepay.

Physical Card: Users may purchase physical game point cards with printed card numbers and passwords in software stores, Internet cafes, kiosks and department stores. Santaro plans to sign distribution agreements with national general agents possessing strong distribution channels.

Virtual Card: Players may purchase Santaro’s virtual cards by using third-party electronic point card sales platforms, and they are also given the option to e-recharge their virtual cards, if needed. Santaro cooperates with third-party electronic point card sales platforms such as CNcard (cncard.com) and Cobuy (cobuy.com.cn).

China Mobile, China Unicom, and China Telecom Top-up Card:  China Mobile, China Unicom and China Telecom top-up cards are widely distributed in China and can be used to make online payments, as they are considered as a form of ‘hard currency’. Santaro offers this type of payment through a cooperation agreement with Yeepay.

SMS and Fixed Line:  Users are able to buy game point cards via SMS or their fixed line through the cooperation agreement Santaro has set up with Yeepay.

As per Analysis International, in 2009, online game players in China used the following payment methods for accessing the online games: online banking (51.1%), physical cards (33.8%), virtual cards (19.7%), and SMS and Fixe line (17.2%).

MARKETING STRATEGY

In order to produce a strong brand of online games, Santaro expects to differentiate the Company from the competition through the marketing strategies highlighted below:

Market Coverage Strategies

The Company is implementing targeted marketing strategies for each of its online game products to attract customers based on each product’s characteristics. There are generally three market coverage strategies to choose from:

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

Product Life Cycle

The Company is also looking constantly for new markets to establish additional distribution channels in order to maximize revenues from products already developed. This is done by maximizing awareness of each online game in the market based on its life cycle phase. The operational life cycle of any developed retail product can be divided into four phases: warm-up period, commercial period, mature period, and steady period.

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

For each product the Company develops, it constantly adjusts its marketing strategy depending on the outcome of management’s assessment of the opportunity, and at what stage the product is in its current life cycle. In addition, the Company strives to ensure it has more than one product in the market so that it will continually increase its product offering, strengthen its brand name, as well as increasing annual revenue.

SALES AND DISTRIBUTION

Sales Strategy

Pricing Model

The Chinese market requires free-to-play content if an item-based charging business model is offered. In fact, unlike most western online game operators that rely on a time-based charging business model to generate revenues, the majority of Chinese online game operators offer their games for free. The companies profit when players purchase virtual online items in the course of their game play.

Santaro currently uses the item-based revenue model for its games. Under the item-based revenue model, game players can activate the basic functions of the game free of charge for as long as they want. Santaro will generate revenue through the sale of virtual items, such as performance-enhancing clothing, equipments and accessories that enhance the game-playing experience.  During the time that users are playing the games, Santaro will encourage users’ purchasing by developing and designing all kinds of tools to buy.

Promotion/Advertising Strategy

Santaro’s promotion strategy includes online advertising, offline promotions and traditional media. The Company uses different methods to target different demographic groups of game players:

•
For online advertising, the Company advertises on a variety of websites, including on Internet cafe homepages. Santaro also uses videos to promote its games online, as a dynamic video can show the lifelike fighting scenes of a game and at the same time can give a sense of the exciting special effects.

•	Santaro also uses a variety of offline promotional events including, Internet cafe events, free trial plays, game players’ gatherings, and provides souvenirs, awards and prizes.
•	With respect to traditional media, promotions include print advertisements in magazines that target the Company’s game player base and outdoor multimedia.

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

Special Launch Events

At the time of the official launch of the online games, Santaro organizes a series of large-scale promotional activities, such as media conferences and activities with celebrities in attendance. Santaro also builds strategic cooperation with popular movies and TV series, and participates in large-scale online game industry exhibitions such as Chinajoy and Internet expositions.

Distribution Strategy

Access to the Games

Santaro’s game players access the games at Internet cafes or on personal computers connected to the Internet.  In order to access the games, the game access software must be installed on the computer. Users can download client-side software from the game’s official website and cooperating websites to enter into the games. It is important for Santaro that its MMORPGs are available in a sufficient number of Internet cafes in China, as a substantial number of game players access online games through Internet cafes only. Due to limited hardware capacity, Internet cafes generally feature a limited number of games on their computers. Santaro will select Internet cafes based on the hardware specification of their PCs and users’ preferences in the area where the Internet cafes are located.

Nationwide Distribution Network

Online payment systems in China are not as widely available to, nor accepted by, consumers as they are in the United States. Companies still need to rely on a physical distribution network, composed of third-party distributors covering a network of retail outlets across China for the sale of their products and services.  Santaro sells prepaid game cards in virtual and physical form to a range of regional third-party distributors, who in turn sub-distribute them to numerous retail outlets across China. As of today, Santaro’s nationwide distribution network consists of over 31 distributors, and reaches over 300 retail outlets. Santaro will establish liaison offices with over 80 dedicated personnel to place and promote its products.

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

Internet Market

In the mid 1990’s, there were only three million PC users in China.  According to China's government, as of September 2009, internet users in China had increased to 360 million and it has become the leader in the number of internet users in the world.  However, China’s current Internet penetration rate of 27% is still very low compared to some of the other developed nations where the penetration rates are over 75%.  As China’s Internet penetration rate increases and reaches levels in other developed countries, the number of Internet users is expected to increase at a rapid rate. By comparison, the United States had about 228 million Internet users (about 74% penetration rate), and much slower growth, as most Americans are already online.  Approximately 70% of China’s estimated 383 million Internet users today are under the age of 30.  This age group is most likely to seek online entertainment, including games, music and chat rooms, which should drive future revenues for the online games market.

Mobile Market

At the end of 2008, China had the highest number of mobile cellular subscribers with approximately 641 million users. However, the number of subscribers per 100 inhabitants was still low at 48. This is expected to increase as the penetration rate increases and reaches levels observed in other developed countries such as the U.S. and Japan.  The implementation and realization of 3G has also laid the foundation for the development of mobile broadband communications. According to CNNIC and Morgan Stanley research, in 2009 the stage was set with 46% of internet population using 2.xG mobile data service.

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

Market Data and Analysis

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

Market Data

1.           Data Analysis:
According to the Monitor Report of China Online Game Market in Q4 2011, issued by EnfoDesk, the market scale of China online games in Q4 2011 reached 10.29 Billion RMB, a chain growth of 8.3% and an increase of 29.5%.

The data issued by EnfoDesk with regard to Q4 2011 results is in accordance with EnfoDesk’s predictions made during Q3, and indicates the client-based online game market continues to expand in a healthy form.
An examination of the 2011 Chinese client-based online game market shows the following features:
•	Focus on Game Development, Frequent Large Productions:
The quality of games in 2011 has distinctly improved compared with previous years. Game engines were innovatively upgraded based on user experience, and 3D productions attained state-of-the-art quality. Investment in game development was increased significantly.
•	Vast Game Contents, Variable Marketing Means:
The client-based online game market of 2011 showed varieties of products based on precision marketing and ample resources. The performance of DotA (Defense of the Ancients) and shooting type online games caused a huge competition in market segments. The launching of new products caused a gradual increase in competition across market segments.
•	Redeveloping Old Products, Micro-Innovation:
Due to gradually increasing development and marketing expense, redeveloping existing products became a new way of innovation for current developers. With constant user groups and reputations of the existing products, redeveloping and upgrading the existing versions made games more playable desirable.

2.           Conclusion
Despite challenges brought by web-based and mobile platform game markets, the client-based game, which has mature technology, well-rounded market segment and thorough user base, will continue as the core of the Chinese game market in 2012, and the market scale is expected to experience steady growth.

Market Analysis:
According to the data provided by EnfoDesk, the client-based games will reach 269 million users in 2014, a chain growth of 12.08%.

According to the data, the development of the Chinese client-based gaming market has slowed since 2011.
1.           The features of client-based game market:
Based on the integral development of Chinese client-based online games, the market currently has the below features:
•	Steady Growth Market, Slowing Down：
According to the data shown by EnfoDesk, the total revenue generated in the Chinese client-based game market in 2011 reached 37 Billion RMB, slightly higher than expected. There are 420 self-developed games, an increase of 69 since 2010.
•	Reputation Increased for Client-Based Games:

After a tough year for the entire gaming market in 2010, the game giants strengthened self-development in 2011, while increasingly considering overseas products for domestic operation. This trend both increased the number of products, and brought back a large number of users who regained interest in client-based games.  Overall increases in game quality together with increases in variety bolstered reputation and user attraction.
•	Client-Based Games Achieving Excellence Through Customer Service：
While attracting users through ever improving gaming effects, features and paying methods is the main approach of most major game developers, increases in the quality of customer service helped to keep current users interested.

2.           The Blocking Factor of the Client-Based Game Market:
The driving force of the client-based game market is the release of new products and the increase of core users throughout market segments. Although the enormous revenue generated still places client-based gaming in the core of the entire gaming market, the following blocking factors cause direct competition with this core market segment:
•	Plagiarism, Lack of Innovation:
Plagiarism will be a blocking factor to future market development. Any product well received by the market draws many similar products into the market. As an example in the 2011 market, there were more than 20 FPS games operated at the same time, and MMORPG games were mostly fantasy themed and lacked innovation, resulting in a decrease in user attraction.
•	Human Resources Problem:
A shortage of individual talent is a major reason for a lack of innovation in game contents and operating models. Although there were many game related colleges established throughout the country, a shortage of potential employees with real-world development experience hurts innovation. Fierce competition for qualified individuals is common in the industry. The unavailability of qualified individuals results in a lack of continuity in internal talent development.
•	Pressure from Other Market Segments:
Both the web-based and mobile platform gaming markets are expected to develop faster than the client-based gaming market over the next 2 years. This trend not only splits user groups but also decreases investment in client-based games. These 2 market segments will keep pushing and challenging the growth of the client-based game market. However, from another prospective, these 2 markets are not expected to replace the needs of users desiring a high-class product in terms of effects and usability.   Therefore these markets can be taken advantage of to attract new users and further develop the client-based gaming market base.

Competition

Currently it is estimated that there are some 120 online game operators running approximately 200 online games in China. But only a few developers can make a profit on their games.  Developing an online game in-house takes 12 to 18 months and the R&D of an ordinary 3D online game often costs as much as RMB10 million (around US$1.5 million) according to analysis performed by ThinkEquity. Insiders say that out of ten online games, only one is profitable.  Such estimates may shock those who believe that the business consistently generates huge profits. In March 2009, iResearch estimated that about 70% of China's online games companies spend more than they earn.

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

ITEM 2.      PROPERTIES

The Company’s property and equipment consists wholly of computer equipment, leasehold improvements, and furniture. The net value of the Company’s property and equipment was $494,412 as of December 31, 2011.

ITEM 3.      LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

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

Fiscal Quarter	High Bid	Low Bid
2011
Fourth Quarter 10-01-11 to 12-31-11	$4.95	$1.12
Third Quarter 07-01-11 to 09-30-11	$4.95	$3.00
Second Quarter 04-01-11 to 06-30-11	$5.35	$4.00
First Quarter 01-01-11 to 03-31-11	$5.35	$4.43

Fiscal Quarter	High Bid	Low Bid
2010
Fourth Quarter 10-01-10 to 12-31-10	$5.55	$4.10
Third Quarter 07-01-10 to 09-30-10	$0.00	$0.00
Second Quarter 04-01-10 to 06-30-10	$0.00	$0.00
First Quarter 01-01-10 to 03-31-10	$0.00	$0.00

Shareholders

As of December 31, 2011, we had 320 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. As of December 31, 2011, we had outstanding warrants to purchase a total of 1,187,500 shares at a strike price of $5.00 per share.

Dividend Policy

We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 in each of the two most recent years or joint income with a spouse exceeding $300,000 for those years). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Results of Operations

Because the Company is in the development stage, our operations have been limited to developing our products.  As a result, the Company realized no revenue during the period from inception (August 9, 2006) through December 31, 2011. The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Years Ended December 31,
	2011	2010
Operating expenses
Research and development expenses	$2,439,991	$1,532,966
Sales and marketing expenses	21,280	27,935
General and administrative expenses	1,312,272	574,859

Loss from operations	(3,773,543)	(2,135,760)
Non-operating expenses	925	1,035

Loss before income tax expense and non-controlling interest	(3,774,468)	(2,136,795)

Deferred tax expense	-	610,694

Net loss before non-controlling interest	$(3,774,468)	$(2,747,489)

Less: Net loss attributable to the non-controlling interests	-	(239,775)

Net loss attributable to the Company	$(3,774,468)	$(2,507,714)

Research and Development (R&D) expenses

R&D expenses primarily consist of R&D salary, rent expenses, social assurance, depreciation, and testing fee which occurred for R&D activities. For the years ended December 31, 2011, R&D expense was $2,439,991, representing an increase of $907,025 or 59.17%, compared with $1,532,966 for the corresponding period in 2010 which due to the salary expense increased $574,078; Social assurance fee increased $84,141; Rent expenses increased $60,956; Design fee increased $60,683 and testing fee increased $70,413 compared with same periods of 2010, respectively. Since the game Three Kingdoms Online and 108 Warriors are in testing stage, the Company hired more technical staff for recurring R&D activities. Other variances include expenses for business entertainment, business travelling, etc., presenting a slight increase, accumulated about $56,754.

Sales and marketing expenses

Selling expenses mainly represent car expenses and promotion fee. For the year ended December 31, 2011, selling expense was $21,280, representing a decrease of $6,655 or 23.82% compared with $27,935 for the corresponding period in 2010. It was mainly due to the decrease of promotion fee with the amount of $13,403. At the meanwhile, compared with last period, car expense increased slightly $2,823 and transportation fee increased $439. Other miscellaneous fees increased $3,486.

General and administrative expenses

General and administrative expenses consist primarily of compensation for personnel, business travelling expense, rental and office expense related to ordinary administration and fees for professional services. For the year ended December 31, 2011, total general and administrative expenses was $1,312,272, representing an increase of $737,413, or approximately 128.28% as compared to $574,859 for the corresponding period in 2010 which due to the salary expense increased $468,810; Professional service fee increased $165,308; Afforestation fee increased $37,072; Welfare expenses increased $24,865 and service fee increased $28,161 compared with same periods of 2010, respectively. For the increase of salary, as mentioned in R&D expenses, the Company hired more high level staff for the coming release of the games and Ningbo Company’s Beijing branch’s operation. The Company became listed Company in October 2010, and related professional fee increased significantly during the year ended December 31, 2011. Other variances include expenses occurred for social insurance for supporting department, communication fee, and power, etc.

Deferred tax expense

For the year ended December 31, 2011, the deferred tax expense decreased by $610,694 to $0 compared with $610,694 for the corresponding period in 2010. The change in deferred tax benefit was due to the full allowance of the management’s recognition of relevant deferred tax  assets at the end of fiscal years 2011 since it is more likely than not that all of the deferred tax assets will not be realized.

Net loss before noncontrolling interest

For the year ended December 31, 2011, the net loss before noncontrolling interest increased to $3,774,468 compared with $2,747,489 for the corresponding period in 2010. The increase in net loss before noncontrolling interest was primarily due to increases in R&D expense and general and administrative expense.

Liquidity and Capital Resources

We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows supported by owners and related parties will be sufficient to meet our working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.

Since we initiated our business operations, we have been funded primarily by related parties. CixiYide Auto Company (the “CixiYide”) provided loan of $1,577,639 for the business’s initial operations. Mr. Zhilian Chen is the major owner of CixiYide.

Going concern and Liquidity

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and has not generated any revenue during the period from its inception to December 31, 2011, has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. The Company has an accumulated deficit of $9,530,323. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2011, the Company obtained a funding of $4,750,000 from newly issued 2,375,000 common shares. However, there can be no assurance that the Company will be able to obtain debt or equity financing on terms acceptable to it, or if at all. The management plans to fund continuing operations through new financing from related parties and equity financing arrangements. On April 29, 2011, the Company entered into an agreement (the “Agreement”) with Mr. Zhilian, Chen and CixiYide, whereby, Mr. Zhilian Chen invests $4,460,366 (RMB 29,260,000) into Beijing Santaro as capital injection which is used to pay back the borrowing from CixiYide. The agreement is effective upon completion of the registration of the capital. At December 5, 2011, the capital injection has been completed and Beijing Sntaro paid back $4,626,818 (RMB 29,260,000) to CixiYide.

Cash Flows

	Years ended December 31,
	2011	2010

Net cash used in operating activities	$(3,578,700)	$(2,051,345)
Net cash used in investing activities	(402,008)	(41,752)
Net cash provided by financing actives	5,711,309	2,395,303
Effect of foreign currency exchange rate changes on cash and cash equivalents	(22,076)	5,159
Net increase in cash and cash equivalents	$1,708,525	$307,365

Net cash used in operating activates:The Company had no revenue from its inception in 2006 to December 31, 2011. Our net cash used in Operating activities increased $1,527,355 in the year ended December 31, 2011 compared to that in the year ended December 31, 2010. Most operating cash flow is the result of cash-paid expenditure during operation. The increase of net cash used in operating activities was due to increasing salary expense and rent expense. Since the Company will complete its R&D of Three Kingdoms Online and 108 Warriors, the Company hired more high level staff for the preparation of R&D and operating.

Net cash used in investing activities:Our net cash used in investing activities increased $360,256 in the year ended December 31, 2011 compared to that in the year ended December 31, 2010. The increase in net cash used in investing activities was the result of an increase in the purchasing of new equipment, facilities and intangibles during the year ended December 31, 2011.

Net cash provided by financing activities:Our cash provided by financing activities significantly increased from $2,395,303 for the year ended December 31, 2010 to $5,711,309 for the year ended December 31, 2011, representing an increase of 138.44%. The current financed capital could not support current operation and product development. CixiYide Auto Company, 97% controlled by the Company’s controlling shareholder, continuously provides financial support. The Company also received proceeds of $4.75 million upon the issuance of 2.375 million common stocks in June 2011 and August 2011.

Working capital

Working capital is $228,657 as of December 31, 2011 compared with $(4,805,220) as of December 31, 2010. The significant change in working capital is due to the development stage of the Company’s games. Because the Company’s games are not yet producing any revenue, the Company obtained loans to support daily operations. The Company obtained a loan in the amount of $4,846,184 at December 31, 2010 from CixiYide Company. As of December 31, 2011, the Company accumulatively obtained loans in the amount of $1,577,639 from CixiYide Company. On April 29, 2011, the Company entered into an agreement (the “Agreement”) with Mr. Zhilian Chen and CixiYide, whereby, Mr. Zhilian Chen invests $4,460,366 (RMB 29,260,000) into Beijing Sntaro as capital injection which is used to pay back the borrowing from CixiYide. The agreement is effective upon completion of the registration of the capital. At December 5, 2011, the capital injection has been completed and Beijing Sntaro paid back $4,626,818 (RMB 29,260,000) to CixiYide. The Company also received proceeds of $4.75 million upon the issuance of 2.375 million common stocks in June 2011 and August 2011.

Description of Property

The Company’s property and equipment consists wholly of computer equipment, leasehold improvements, and furniture. The book value of the Company’s property and equipment was $494,412 as of December 31, 2011.

Employees

The Company currently employs approximately 144 designers and programmers. The majority of employees have three to five years’ experience in the online games industry.

Competition for talented and well-educated professionals is intense among local online gaming companies. Management has set up an attractive work environment to stimulate employee creativity. A career advancement program has been prepared to provide opportunities for employees to receive additional training and promotion.

Recent issued accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company has elected to early adopt this ASU and the adoption did not have a material impact on the Company’s financial statements.

Except for the ASUs above, in the year ended December 31, 2011, the FASB has issued ASU No. 2011-01 through ASU 2011-12, which is not expected to have a material impact on the consolidated financial statements upon adoption.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Additional Disclosure

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

In the opinion of Han Kun Law Offices, our PRC legal counsel, subject to the interpretation and implementation of the MIIT Circular and Circular 13, the ownership structure of Ningbo Sntaro and Beijing Sntaro and our contractual arrangements with Beijing Sntaro and its shareholders comply with all existing PRC laws, rules and regulations. However, in the opinion of our PRC legal counsel, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations and there may be changes and other developments in the PRC laws and regulations or their interpretations. Accordingly, we cannot assure you that Chinese government authorities will ultimately take a view that is consistent with the opinion of our PRC legal counsel.

If the past or current ownership structures, contractual arrangements and businesses of our company Beijing Sntaro is found to be in violation of any existing or future PRC laws or regulations, including the MIIT Circular and Circular 13, the relevant supervisory authorities would have broad discretion in dealing with such violations, including but not limited to: revoking our business and operating licenses; levying fines; confiscating our income or the income of Beijing Sntaro; shutting down our servers or blocking our website; imposing conditions or requirements with which we may not be able to comply; requiring us to restructure the relevant ownership structure, operations or contractual arrangements; restricting or prohibiting our use of the proceeds from our public offering to finance our business and operations in China; and taking other regulatory or enforcement actions that could be harmful to our business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

CONSOLIDATED AUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

SANTARO INTERACTIVE ENTERTAINMENT COMPANY
AND SUBSIDIARIES

CONTENTS

Pages
Report of Independent Registered Public Accounting Firm	F1-F2
Consolidated Balance Sheets	F3
Consolidated Statements of Operations and Comprehensive Loss	F4
Consolidated Statements of Stockholders’ Deficiency	F5
Consolidated Statements of Cash Flows	F6
Notes to Consolidated Audited Financial Statements	F7 - F11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Santaro Interactive Entertainment Company

We have audited the accompanying consolidated balance sheet of Santaro Interactive Entertainment Company and its subsidiaries(A development stage company) (the “Company”) as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended and for the period from August 9, 2006 (Inception) through December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011, and the consolidated results of their operations and its cash flows for the year then ended and for the period from August 9, 2006 (Inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company has incurred significant losses from operations for the yearended December 31, 2011 and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Marcum Bernstein & Pinchuk LLP
New York, New York
March 29, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Santaro Interactive Entertainment Company

We have audited the accompanying consolidated balance sheet of Santaro Interactive Entertainment Company and its subsidiaries(A development stage company) (the “Company”) as of December 31, 2010, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended and for the period from August 9, 2006 (Inception) through December 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010, and the consolidated results of their operations and its cash flows for the year then ended and for the period from August 9, 2006 (Inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company has incurred significant losses from operations for the yearended December 31, 2010 and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Bernstein & Pinchuk LLP
New York, New York
March 30, 2011

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Balance Sheets
	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$2,028,612	$320,087
Prepaid expenses	322,580	47,703
Other receivables	156,268	152,659

Total current assets	2,507,460	520,449

Property and equipment, net	494,412	201,379
Long term investment	644	—
Intangibles	33,272	6,004

Total Assets	$3,035,788	$727,832

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Other payables and accrued expenses	$533,034	$160,087
Due to shareholders	13,410	—
Due to related parties	1,732,359	5,165,582

Total current liabilities	2,278,803	5,325,669
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock ($0.001 par value; authorized –75,000,000 shares; issued and outstanding –69,875,000 shares and 67,500,000 shares at December 31, 2011 and December 31, 2010, respectively)	69,875	67,500
Additional paid-in capital	10,578,169	1,203,726
Deficit accumulated during the development stage	(9,530,323)	(5,755,855)
Accumulated other comprehensive loss	(360,736)	(113,208)

Total stockholders’ equity (deficit)	756,985	(4,597,837)

Total Liabilities and Stockholders’ Equity (Deficit )	$3,035,788	$727,832
See notes to the consolidated audited financial statements

•
None of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2011	2010	August 9, 2006 (inception of Beijing Sntaro) through December 31, 2011
Operating expenses
Research and development expenses	$2,439,991	$1,532,966	$6,373,211
Sales and marketing expenses	21,280	27,935	186,776
General and administrative expenses	1,312,272	574,859	3,102,655

Loss from operations	(3,773,543)	(2,135,760)	(9,662,642)

Non-operating expenses	925	1,035	440,500

Loss before income tax benefit and non-controlling interest be expense and noncontrolling interest	(3,774,468)	(2,136,795)	(10,103,142)

Deferred tax	-	610,694	-

Net loss before non-controlling interest	(3,774,468)	(2,747,489)	(10,103,142)

Less: Net loss attributable to the Non-controlling interests	-	(239,775)	(572,819)

Net loss attributable to the Company	(3,774,468)	(2,507,714)	(9,530,323)

Other comprehensive loss
Net loss	(3,774,468)	(2,747,489)	(10,103,142)
Foreign currency translation adjustment	(247,528)	(130,863)	(360,736)
Comprehensive loss	(4,021,996)	(2,878,352)	(10,463,878)
Less: Comprehensive loss attributable to the non-controlling interest	-	(239,775)	(572,818)

Comprehensive loss attributable to the Company	$(4,021,996)	$(2,638,577)	$(9,891,060)

Loss per share:

Basic and diluted	(0.06)	(0.04)

Weighted average number of common shares outstanding – basic and diluted	68,470,959	67,500,000
See notes to the consolidated audited financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock
	Share	$0.001 Par Value	Additional Paid-In Capital	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Total deficit of the Company’s stockholders	Non-controlling interest	Total deficit

Balance at August 9, 2006	55,670,000	$55,670	$(55,670)	$-	$-	$-	$-	$-
Net (loss)			-	(21,583)	-	(21,583)	-	(21,583)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	884	884	-	884
Inject paid-in capital			139,580	-	-	139,580	-	139,580
Balance at December 31, 2006	55,670,000	55,670	83,910	(21,583)	884	118,881	-	118,881
Net (loss)			-	(483,001)	-	(483,001)	-	(483,001)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	10,100	10,100	-	10,100
Inject paid-in capital			492,141	-	-	492,141	-	492,141
Balance at December 31, 2007	55,670,000	55,670	576,051	(504,584)	10,984	138,121	-	138,121
Net (loss)			-	(805,983)	-	(805,983)	-	(805,983)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	6,693	6,693	-	6,693
Inject paid-in capital			739,775	-	-	739,775	-	739,775
Balance at December 31, 2008	55,670,000	55,670	1,315,826	(1,310,567)	17,677	78,606	-	78,606
Net (loss)			-	(1,937,574)	-	(1,937,574)	(333,044)	(2,270,618)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(22)	(22)	-	(22)
Inject paid-in capital			-	-	-	-	437,771	437,771
Balance at December 31, 2009	55,670,000	55,670	1,315,826	(3,248,141)	17,655	(1,858,990)	104,727	(1,754,263)
Net (loss)			-	(2,507,714)	-	(2,507,714)	(239,775)	(2,747,489)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(130,863)	(130,863)	-	(130,863)
Effect of reverse acquisition	11,830,000	11,830	(112,100)	-	-	(100,270)	135,048	34,778
Balance as of December 31, 2010	67,500,000	67,500	1,203,726	(5,755,855)	(113,208)	(4,597,837)	-	(4,597,837)
Net (loss)			-	(3,774,468)	-	(3,774,468)	-	(3,774,468)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(247,528)	(247,528)	-	(247,528)
Common stock issued for cash June 27,2011	1,000,000	1,000	1,999,000	-	-	2,000,000	-	2,000,000
Common stock issued for cash August 29, 2011	1,375,000	1,375	2,748,625	-	-	2,750,000	-	2,750,000
Capital contribution			4,626,818	-	-	4,626,818	-	4,626,818
Balance as of December 31, 2011	69,875,000	$69,875	$10,578,169	$(9,530,323)	$(360,736)	$756,985	$-	$756,985
See notes to the consolidated audited financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	August,2006 (inception of Beijing Sntaro) through December 31,2011
Cash flows from operating activities:
Net loss	$(3,774,468)	$(2,747,489)	$(10,103,142)
Adjustments to reconcile net loss before non-controlling interests to net cash used by operating activities:
Depreciation	87,605	83,281	305,221
Amortization of intangible assets	7,291	306	7,597
Deferred tax asset	—	610,694	—
Changes in operating assets and liabilities:
Prepaid expense	(269,305)	(10,816)	(314,681)
Other receivable	(94,014)	(100,113)	(234,557)
Other payables and accrued expenses	446,373	103,394	592,301
Due to shareholders	13,184	—	13,184
Due to related parties	4,634	9,398	32,877
Net cash used in operating activities	(3,578,700)	(2,051,345)	(9,701,200)

Cash flows from investing activities:
Purchase of property and equipment	(368,010)	(35,442)	(774,169)
Purchase of intangibles	(33,998)	(6,310)	(40,308)
Net cash used in investing activities	(402,008)	(41,752)	(814,477)

Cash flows from financing activities:
Proceeds from sale of stock	4,750,000	34,778	6,156,274
Paid-in capital injection	4,626,818	—	4,626,818
Capital contributed by non-controlling interest owner	—	—	428,290
Loan from a related party	1,121,302	2,360,525	6,052,994
Repayment of related parties loan	(4,786,811)	—	(4,786,811)
Net cash provided by financing activities	5,711,309	2,395,303	12,477,565
Effect of exchange rate changes on cash and cash
equivalents	(22,076)	5,159	66,724
Net increase in cash and cash equivalents	1,708,525	307,365	2,028,612
Cash and cash equivalents at the beginning of year	320,087	12,722	—
Cash and cash equivalents at the end of year	$2,028,612	$320,087	$2,028,612
Supplemental disclosure for cash flow
information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
See notes to the consolidated audited financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Notes to Consolidated Audited Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Santaro Interactive Entertainment Company (“the Company”) was incorporated on December 30, 2009 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (U.S GAAP), and the Company’s fiscal year end is December 31.

The accompanying consolidated financial statements include the accounts of the following entities, and all significant intercompany transactions and balances have been eliminated in consolidation as of December 31, 2011 and 2010:

Consolidated entity name:	Percentage of ownership
Santaro Holdings, Ltd (“SHL”)	100%
Santaro Investments, Ltd. (“Santaro HK”)	100%
Ningbo Sntaro Network Technology Co., Ltd. (“Ningbo Sntaro”)	100%
Beijing Sntaro Technology Co., Ltd. (“Beijing Sntaro”)	Variable Interest Entity
Beijing Sntaro Freeland Network Co., Ltd. (“FL Network”)	100% subsidiary of Beijing Sntaro

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

Santaro Holdings, Ltd. (“SHL”) is a limited liability company organized under the laws of British Virgin Islands incorporated on December 2, 2009.100 shares with par value $1.00 were issued and outstanding, although no capital was paid in as of December 31, 2011.

As a holding company, SHL has one wholly owned subsidiary, Santaro Investments, Ltd. (“Santaro HK”), a Hong Kong corporation set up by SHL on January 27, 2010. On July 13, 2010, Santaro HK set up a wholly owned subsidiary, Ningbo Sntaro Network Technology Co., Ltd. (“Ningbo Sntaro”), a Wholly Foreign Owned Enterprise (WFOE) organized under the laws of the People’s Republic of China (“PRC”). Ningbo Sntaro exercises control through a series of agreements over Beijing Sntaro Technology Co., Ltd. (“Beijing Sntaro”), an operating company organized under the laws of the PRC, and principally engaged in the development and operation of online games. Beijing Sntaro has 100% ownership interest in Beijing Sntaro Freeland Network Co., Ltd. (the “FL Network”), a company organized under the laws of the PRC. The beneficial controlling stockholders of the Company own all the outstanding shares of Beijing Sntaro.  In addition, SHL is the indirect parent of Ningbo Sntaro and controls this entity through its ownership of Santaro HK.

On July 18, 2011, Santaro HK established Outlets Internet Sale Limited jointly with New Select Group Limited (BVI), each party holds 50% shares of this newly established entity. The primary objective of this JV establishment is for the further extension and development of on-line business of “Outlet” in PRC China.

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

In April 2010, Beijing Sntaro entered into its third change of equity ownership. According to an amended equity agreement in December 2009, Mr. Xiaobo Li transferred his ownership in Beijing Sntaro to Mr. Zhilian Chen, another owner of Beijing Sntaro, and increased Mr. Chen’s percentage of ownership to 80%, with paid-in of capital $1,097,196. Mr. Xianhua Shen’s and Ms. Yingnv Sun’s equity remained unchanged, with their percentage of ownership at 10%, and 10%, respectively, and paid-in capital of $137,150, and $137,150, respectively.

In December 2011, Beijing Sntaro entered into its fourth change of equity ownership. According to an amended equity agreement in December 2011, Mr. Zhilian Chen increased his register capital US$4,626,818, after this newly capital injection, Mr. Zhilian Chen’s, Mr. Xianhua Shen’s and Ms. Yingnv Sun’s equity changed, with their percentage of ownership at 95.4%, 2.3%, and 2.3%, respectively, and paid-in capital of $5,724,014, $137,150, and $137,150, respectively.

On June 20, 2010, the FL Network, the subsidiary of Beijing Sntaro, also completed a change in its ownership. Ms. Yu Bai was transferred 2.5% ownership by Beijing Sntaro and 2.5% shares by FL Media for free. And Ms. Yu Bai became ownership percentage from 70% and 30% to 67.5% and 27.5%, respectively.

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

The Company is principally engaged in the development and operation of online games, and has a core product development team that is responsible for developing new games. Three Kingdoms Online and 108 Warriors are the two Massive Multiplayer Online Role Playing Game (“MMORPG”) games that will be launched when finished.

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

None of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

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

As of December 31, 2011, there were not any such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the year ended December 31:

	December 31,	December 31,
	2011	2010
Total assets	$198,095	$401,034

Total liabilities	$1,927,064	$4,981,927

	Year Ended December 31,
	2011	2010
Revenues	$-	$-

Net loss	$1,541,019	$2,453,314

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

Under the Administration Rules, RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like ours that need foreign exchange for the distribution of profits to their shareholders may affect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of December 31, 2011 and 2010, and the results of operations and cash flows for the years ended December 31, 2011 and 2010, have been made. The Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on the development and operation of online games.

The accompanying audited consolidated financial statements as of December 31, 2011 and 2010, and for the years then ended include the Company, SHL, Santaro HK, Ningbo Sntaro, Beijing Sntaro and FL Network. All inter-company transactions and balances have been eliminated in consolidation.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of operations and comprehensive loss and amounted to $360,736 as of December 31, 2011, and $113,208 as of December 31, 2010.  The balance sheet amounts with the exception of equity at December 31, 2011 were translated at 6.3647 RMB to $1.00 USD as compared to 6.6118 RMB at December 31, 2010. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the years ended December 31, 2011 and 2010 were 6.47390 RMB and 6.77875 RMB, respectively.

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

Cash and cash equivalents, accounts due from and to related parties, other payables and accrued expenses are carried at cost on the balance sheets and the carrying amount approximates their fair value because of the short-term nature of these financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The Company maintains cash deposits in financial institutions or state-owned banks within the PRC that are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of December 31, 2011 and December 31, 2010, the Company’s bank balances exceeded government-insured limits by approximately $2,028,608 and $320,083, respectively. To date, the Company has not experienced any losses in such accounts.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Computer equipment	3-5 years
Leasehold improvements	3 years
Furniture and fixtures	3-5 years

The Company recognizes website and internally used software development costs in accordance with ASC Topic 350: Intangibles - Goodwill and Other. As such, the Company expenses all costs that are incurred in connection with the planning and implementation phases of development and costs that are associated with repair or maintenance of the existing websites and software. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over the estimated product life. Since the inception of Beijing Sntaro, the amount of costs qualifying for capitalization has been insignificant and as a result all website and internally used software development costs have been expensed as incurred.

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

Recent issued accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company has elected to early adopt this ASU and the adoption did not have a material impact on the Company’s financial statements.

Except for the ASUs above, in the year ended December 31, 2011, the FASB has issued ASU No. 2011-01 through ASU 2011-12, which is not expected to have a material impact on the consolidated financial statements upon adoption.

4. EARNINGS PER SHARE

The FASB’s accounting standard for earnings per share requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Warrants issued on June 27, 2011 and August 29, 2011 to purchase a total of 1,187,500 shares of its common stock was not recorded in the diluted calculation since the stock’s average market price did not exceed the exercise price.

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2011 and 2010:
	2011	2010

Net loss for basic and diluted earnings per share	$3,774,468	$2,507,714

Weighted average shares used in basic and diluted computation	68,470,959	67,500,000
Earnings per share:
Basic and diluted	$(0.06)	$(0.04)

5. GOING CONCERN AND LIQUIDITY

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and has not generated any revenue during the period from its inception to December 31, 2011, has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. The Company has an accumulated deficit of $9,530,323. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2011, the Company obtained a funding of $4,750,000 from newly issued 2,375,000 common shares. However, there can be no assurance that the Company will be able to obtain debt or equity financing on terms acceptable to it, or if at all. The management plans to fund continuing operations through new financing from related parties and equity financing arrangements. On April 29, 2011, the Company entered into an agreement (the “Agreement”) with Mr. Zhilian, Chen and CixiYide, whereby, Mr. Zhilian Chen invests $4,460,366 (RMB 29,260,000) into Beijing Sntaro as capital injection which is used to pay back the borrowing from CixiYide. The agreement is effective upon completion of the registration of the capital. At December 5, 2011, the capital injection has been completed and Beijing Sntaro paid back $4,626,818 (RMB 29,260,000) to CixiYide.

6. OTHER RECEIVABLES

Other receivables of $156,268 and $152,659 as of December 31, 2011 and 2010 consisted of cash advances given to certain employees for use during business operations and are recognized as General and Administration expenses when expenses are incurred. It also includes certain rental deposit.

7. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,	December 31,
	2011	2010

Computer equipment	$414,922	$306,849
Furniture and fixtures	190,417	54,678
Leasehold improvement	214,721	67,551
	820,060	429,078
Less: Accumulated depreciation	(325,648)	(227,699)

Property and equipment, net	$494,412	$201,379

Depreciation expenses for the years ended December 31, 2011 and 2010 were $87,605 and $83,281 respectively.

8. LONG TERM INVESTMENT

On July 18, 2011, Santaro HK and a non-related company New Select Group Limited (BVI) established a legal entity named Outlets Internet Sale Limited, of which each party having a 50% interest was formed for the purpose of the development of an online outlet business that will mutually benefit both parties. Management has classified the investment as a joint venture and will account for the investment under the equity-method of accounting since each investor may participate, directly or indirectly, in the overall management of the joint venture and has joint control in accordance with the provisions of Accounting Standards Codification (ASC) 323 “Investments - Equity Method and Joint Ventures”.

9. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

	December 31,	December 31,
	2011	2010

Other payables	$454,117	$160,087
Accrued salaries	78,917	-

Total	$533,034	$160,087

Other Payable of $454,117 as of December 31, 2011 consisted of the interest-free loan of $235,675 from Ningbo Jufeng Textile Co., Ltd, a third party of the Company. The loan is unsecured, payable on demand, and was outstanding.

10. INCOME TAX EXPENSES

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

Hong Kong
Santaro Investments, Ltd., was incorporated in Hong Kong on January 27, 2010. Santaro HK did not earn any income that was derived in Hong Kong for the year ended December 31, 2011 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

Deferred Tax Assets
In assessing the realization of deferred tax assets, the Company considers projected future taxable income and tax planning strategies in making its assessment, as of December 31, 2011 and 2010, for PRC income tax purposes.

Ningbo Sntaro had deferred tax assets of approximately $519,763 and $0 as of December 31, 2011 and December 31, 2010, which consisted of a tax loss carry-forward of $2,046,088 and $0, respectively. Ningbo Sntaro had no other temporary differences as of December 31, 2011 and December 31, 2010. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowance was provided in 2011. The deferred tax assets begin to expire from 2014.

Beijing Sntaro had deferred tax assets of approximately $1,155,274 and $824,525 as of December 31, 2011 and December 31, 2010, which consisted of a tax loss carry-forward of $4,731,783 and $3,431,104, respectively. Beijing Sntaro had no other temporary differences as of December 31, 2011 and December 31, 2010. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided for both 2011 and 2010. The deferred tax assets begin to expire from 2011.

FL Network had deferred tax assets of approximately $759,661 and $698,545 as of December 31, 2011 and December 31, 2010, which consisted of tax loss carry-forwards of $3,034,520 and $2,794,180, respectively. It had no other temporary differences as of December 31, 2011 and December, 31, 2010. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided for both 2011 and 2010. The deferred tax assets begin to expire from 2014.

During 2011, an aggregated valuation allowance of $2,434,698 was provided since management determines it is more likely than not that all deferred tax asset could not be recognized.

11. EMPLOYEE BENEFITS

The full-time employees of the Company and its subsidiary that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, unemployment insurance and pension benefits. The Company is required to accrue for these benefits based on percentages of 10%, 1% and 12% of the local employees’ average salaries in accordance with the relevant regulations, and to conduct contributions to the state-sponsored medical plans, unemployment insurance and pension benefits. For the years ended December 31, 2011 and 2010, total amounts expensed for such employee benefits amounted to $195,513 and $111,679, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

12. RELATED PARTY TRANSACTIONS AND BALANCES

The Company is in a development stage and has no revenue to date during the period from its inception to December 31, 2011. CixiYide Auto Company (the “CixiYide”), a company 97% owned by the Company’s director and 95.4% ultimate shareholder Mr. Zhilian Chen, provides continuous financial support for Beijing Sntaro and Ningbo Sntaro’s business and operation. By the end of 2010, CixiYide and Mr. Zhilian Chen have provided a loan of $4,846,184. During the year ended December 31 2011, CixiYide made an additional loan of $1,358,273 to the Company. At December 5, 2011, Mr. Zhilian Chen invests $4,626,818 (RMB 29,260,000) into Beijing Sntaro as capital injection which is used to pay back the borrowing from CixiYide. The total amount due to CixiYide and Mr. Zhilian Chen is $1,577,639 as of December 31, 2011.

Santaro HK signed a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered Paid-In-Capital in accordance with Chinese legal requirements. Santaro HK received this loan in September 2010. This loan decreased US$159,993 in this year and at December 31, 2011; the carrying amount of this loan was $150,007 accordingly.

In the year ended December 31, 2011, Mr. Zhilian Chen provided $4,713 loan to the Ningbo Sntaro.

As of December 31, 2011, the total balance of loans from CixiYide and Mr. Zhilian Chen was $1,732,359. The loans are unsecured and interest free, payable on demand, and were outstanding.

In the year ended December 31, 2011, Mr. Mingyang Li who is the company’s CEO, provided a $7,856 loan to Beijing Sntaro and provided a $5,554 loan to Ningbo Sntaro. As of December 31, 2011, the total balance of loans from Mr. Mingyang Li was $13,410. The loans are unsecured and interest free, payable on demand, and were outstanding.

13. LEASE COMMITMENTS

The Company has entered into operating lease arrangements mainly relating to its office premises which will all end in December 26, 2014. Future minimum lease payments for non-cancelable operating leases as of December 31, 2011 are as follows:

Rental
Fiscal Year	Commitments

2012	$523,864
2013	515,455
2014	509,728

Total	$1,549,047

Total rental expenses are US$264,445 and US$196,654 for the years ended December 31, 2011 and 2010, respectively.

14. SALE OF COMMON STOCK AND WARRANTS

On June 27, 2011, the Company entered into Subscription Agreements with certain institutional investors (collectively, the “Buyers”) to sell an aggregate of one million shares of its common stock, and warrants to purchase a total of five hundred thousand shares of its common stock (the “Warrants”) to the Buyers for gross proceeds of $2,000,000 before deducting fees and expenses. The Warrants mature in three years and have a strike price of $5.00 per share.

On August 29, 2011, the Company entered into Subscription Agreements with certain institutional investors (collectively, the "Buyers") to sell an aggregate of one million three hundred seventy five thousand (1,375,000) shares of its common stock, and warrants to purchase a total of six hundred eighty seven thousand five hundred (687,500) shares of its common stock (the "Warrants") to the Buyers for gross proceeds of $2,750,000 before deducting fees and expenses and excluding the proceeds, if any, from the exercise of the Warrants. The Warrants mature in three years and have a strike price of $5.00 per share.

All warrants were evaluated for liability treatment and were determined to be equity instruments.

Above two transactions have been completed as of December 31, 2011.

15. CONTINGENCIES

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

In the opinion of Han Kun Law Offices, our PRC legal counsel, subject to the interpretation and implementation of the MIIT Circular and Circular 13, the ownership structure of Ningbo Sntaro and Beijing Sntaro and our contractual arrangements with Beijing Sntaro and its shareholders comply with all existing PRC laws, rules and regulations. However, in the opinion of our PRC legal counsel, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations and there may be changes and other developments in the PRC laws and regulations or their interpretations. Accordingly, we cannot assure you that Chinese government authorities will ultimately take a view that is consistent with the opinion of our PRC legal counsel.

If the past or current ownership structures, contractual arrangements and businesses of our company Beijing Sntaro is found to be in violation of any existing or future PRC laws or regulations, including the MIIT Circular and Circular 13, the relevant supervisory authorities would have broad discretion in dealing with such violations, including but not limited to: revoking our business and operating licenses; levying fines; confiscating our income or the income of Beijing Sntaro; shutting down our servers or blocking our website; imposing conditions or requirements with which we may not be able to comply; requiring us to restructure the relevant ownership structure, operations or contractual arrangements; restricting or prohibiting our use of the proceeds from our public offering to finance our business and operations in China; and taking other regulatory or enforcement actions that could be harmful to our business.

16. SUBSEQUENT EVENT

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

Effective April 14, 2011, the practice of Bernstein & Pinchuk LLP (“B&P”), independent registered public accounting firm of Santaro Interactive Entertainment Company (the “Company”), entered into a joint venture agreement with Marcum LLP and formed Marcum Bernstein & Pinchuk LLP (“MarcumBP”) in a transaction pursuant to which B&P merged its China operations into MarcumBP and certain of the professional staff of B&P joined MarcumBP as employees of MarcumBP. Accordingly, effective April 14, 2011, B&P effectively resigned as the Company's independent registered public accounting firm and MarcumBP became the Company's independent registered public accounting firm. B&P’s resignation was communicated to the Company on April 18, 2011 via letter dated April 14, 2011, The change in the Company's independent registered public accounting firm was approved by the Audit Committee of the Company's Board of Directors on April 22, 2011.

The audit reports of B&P on the financial statements of the Company for the two fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.  However, the audit reports of B&P for the financial statements of the Company as of December 31, 2010 and 2009 indicated uncertainty as to the Company’s ability to continue as a going concern due to the significant losses from operations and the working capital deficiency.

During the Company’s two fiscal years ended December 31, 2010 and 2009 and through April 14, 2011, there were no disagreements with B&P on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of B&P would have caused it to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and no there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.  Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to a material weakness in internal control over financial reporting as discussed in Management's Report on Internal Control over Financial Reporting referred to below.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting and there have been significant changes in our internal controls during the most recent fiscal quarter or in other factors that could materially affect, or is reasonably likely to materially affect internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Based on our assessment, we believe that, as of December 31, 2011, the accounting department personnel’s limited knowledge and experience in U.S. GAAP constituted a material weakness, particularly as the Company transitions from its status as smaller reporting company to accelerated filer.  In order to improve and strengthen the Company’s internal control over financial reporting pursuant to U.S. GAAP, beginning in the first quarter of 2012 we will hire additional personnel with sufficient knowledge and experience in U.S. GAAP, and provide ongoing training in U.S. GAAP to existing personnel, including our Chief Financial Officer and the Financial Controller.  We will continue to monitor and assess our remediation initiatives to ensure that the weakness in our internal control over financial reporting is remedied.

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

We have also evaluated our internal controls for financial reporting as of December 31, 2011, and concluded that the Company had the following weakness: the Company’s accounting department personnel have limited knowledge and experience in U.S. GAAP.  In order to improve and strengthen the Company’s internal control over financial reporting pursuant to U.S. GAAP, we are going to undertake the following remediation initiatives:

·	Hiring additional personnel with sufficient knowledge and experience in U.S. GAAP; and
·	Providing ongoing training in U.S. GAAP to existing personnel, including our Chief Financial Officer and the Financial Controller.

These new remediation initiatives will be put into place from the first quarter of 2012. We will continue to monitor and assess our remediation initiatives to ensure that the weakness in our internal control over financial reporting is remedied.

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

Position	Name	Age
Chairman	Chen Zhi Lian	46
Chief Executive Officer (CEO)	Li Mingyang	35
Chief Financial Officer (CFO)	Yan Dong	30
Chief Operating Officer (COO)	Sixiao Yan	44
Marketing and Sales Manager	Jiang Baochun	34

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
Fu Qiang joined Santaro as Vice Program Director in 2010,  and is responsible for the R&D of its online game: 108 Warriors.

Dong Rui - Deputy General Manager and Game Producer.  Dong Rui has worked in the Gaming Industry since 2000, has 11 years of R&D experience and 10 years of management experience. Dong Rui worked in Kingsoft Ltd, Game College, and Coslight Ltd, and was responsible for JianWang (MMORPG), YeSe (MMORPG), JuLong (MMORPG), etc.  Dong Rui joined Santaro as program manager in 2010, and is responsible for the MMORPG named “108 Warriors”.

Li Xuepeng - Chief Design Officer.  Li Xuepeng joined the gaming industry in 2005,  has 6 years of R&D experience, and worked for Giant,Mop，as well as for Perfect World as Master of Planning.  Li Xuepeng has extensive experience in game design and team management. Li Xuepeng participated in development of “zhizun”, “tumo”, “King of kings 3” ( MMORPG). Li Xuepeng joined in Santaro as Planning Director,  and is responsible for the R&D of “108 Warriors”.

Song Hang - Chief Art Officer.  Song Hang joined the gaming industry in 2003,  has 8 years of R&D experience, and worked for Ladder Tech Co., Ltd.; Possodility Space Co., Ltd.; and Cross Light Tech Co., Ltd. as Art Director. Song Hang participated in the development of “Warrior Epic” and “Galaxy”. Song Hang has extensive project experience, and excellent design and management capabilities. Song Hang joined Santaro as Art Director,  and is responsible for the R&D of “108 Warriors”.

Yang Jian - Chief Technology Officer.  Yang Jian joined the gaming industry in 2003,  has 8 years of R&D experience, and has worked for IDN; Ladder Tech Co., Ltd; Tsinghua Unisplendour Tech Co., Ltd; and Cross Light Tech Co., Ltd. Yang Jian participated in the development of a variety of online game productions. Yang Jian has extensive project experience and mastered the core technology of development in related fields. Yang Jian joined Santaro as Program Director, and is responsible for the R&D of “108 Warriors”.  Yang Jian graduated from Tianjin Normal University, Computer Science and Technology.

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

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the registrant to its officers during the last two completed fiscal years ended December 31, 2010, and December 31, 2011, respectively.

Executive Officer Compensation Table
Name and principal position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Mr. Zhilian Chen, President	2010	0	0	0	0	0	0	0	0
Mr. Zhilian Chen, President	2011	0	0	0	0	0	0	0	0
Ms. Dong Yan, CFO	2010	$46,153	0	0	0	0	0	0	$46,153
Ms. Dong Yan, CFO	2011	$46,153	0	0	0	0	0	0	$46,153
Mr. Sixiao Yan, COO	2010	$73,846	0	0	0	0	0	0	$73,846
Mr. Sixiao Yan, COO	2011	$73,846	0	0	0	0	0	0	$73,846

The following table sets forth information with respect to compensation paid by the registrant to its directors during the fiscal year ended December 31, 2011.

Director Compensation
Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)
Mr. Zhilian Chen	0	0	0	0	0	0	0
Mr. Xiongbing Zhong	0	0	0	0	0	0	0
Mr. Mingyang Li	$69,230	0	0	0	0	0	$69,230
Mr. David Cohen	$10,000	0	0	0	0	0	$10,000
Mr. Yanjie Shao	0	0	0	0	0	0	0
Mr. Jie Chen	0	0	0	0	0	0	0

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

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Morning Express Limited PO Box 957, Offshore Incorporations Centre, Road Town, Tortola	34,073,000	48.763%
Common Stock	Dong Yan 24-201 Yang Zhuang Xiao Qu, Shijingshan, Beijing	100	0.000%
Common Stock	Li Mingyang Room 2-3-2, Xiao He Xi Lu Road No. 84 Shen He District, Liaoning Province Shenyang Cit	500,000	0.716%
Common Stock	Yan Sixiao Room 4F, Gate No.32, Hu Shan Street, No.28, Taoyuan County, Yangmei Town, Taiwan	350,000	0.5%
Common Stock	Zhong Xiongbing Room 601, Building No.8, Zong Lv Yuan Lane No.1, Hui Jing Xin Cheng, Guang Yuan Dong Lu Street, Guangzhou City	3,200,000	4.580%
All Officers & Directors		4,050,100	5.796%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company is in a development stage and has had no revenue from the period of inception (December 30, 2009) to December 31, 2011.  CixiYide Auto Company (the “CixiYide”), a company 97% owned by the Company’s director Mr. Zhilian Chen, provides continuous financial support for Beijing Sntaro and Ningbo Sntaro’s business and operation. By the end of 2010, CixiYide and Mr. Zhilian Chen have provided a loan of $4,846,184. During the year ended December 31 2011, CixiYide made an additional loan of $1,358,273 to the Company. At December 5, 2011, Mr. Zhilian Chen invests $4,626,818 (RMB 29,260,000) into Beijing Sntaro as capital injection which is used to pay back the borrowing from CixiYide. The total amount due to CixiYide and Mr. Zhilian Chen is $1,577,639 as of December 31, 2011.

Santaro Investments, LTD, a Hong Kong company, signed a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered Paid-In-Capital in accordance with Chinese legal requirements. Santaro Investments, LTD received this loan in September 2010. During fiscal year 2011, this loan decreased by $159,993 and at December 31, 2011, the carrying amount of this loan was $150,007 accordingly.

In the year ended December 31, 2011, Mr. Zhilian Chen provided $4,713 loan to the Ningbo Sntaro.

As of December 31, 2011, the total balance of loans from CixiYide and Mr. Zhilian Chen was $1,732,359. The loans are unsecured and interest free, payable on demand, and were outstanding.

In the year ended December 31, 2011, Mr. Mingyang Li who is the company’s CEO, provided a $7,856 loan to Beijing Santaro and provided a $5,554 loan to Ningbo Sntaro. As of December 31, 2011, the total balance of loans from Mr. Mingyang Li was $13,410. The loans are unsecured and interest free, payable on demand, and remain outstanding.

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

2011           $112,500
2010           $107,575
2009           $46,482

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

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	S-1	03-29-10	3.1
3.2	Bylaws	S-1	03-29-10	3.2
4.1	Specimen Stock Certificate	S-1	03-29-10	4.1
14.1	Code of Ethics				X
31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under
	the Securities and Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under
	the Securities and Exchange Act of 1934, as amended.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
	906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
	906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X
99.1	Audit Committee Charter				X
99.2	Disclosure Committee Charter

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SANTARO INTERACTIVE ENTERTAINMENT COMPANY
By: /s/ Zhilian Chen, President and Director
By: /s/ Dong Yan, Chief Financial Officer
Date: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Zhilian Chen
Zhilian Chen, President and Director
Date: March 29, 2012

BY: /s/ Dong Yan
Dong Yan, Chief Financial Officer
Date: March 29, 2012