Form 10-K/A
period 2011-12-31
Santaro Interactive Entertainment Co
filed 2012-05-01
CIK 1487347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

F O R M  10 – K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 1-32219

SOUTHERN CONNECTICUT BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-1609692 (I.R.S. Employer Identification Number)

215 Church Street New Haven, Connecticut (Address of Principal Executive Offices)	06510 (Zip Code)

Registrant’s telephone number, including area code	(203) 782-1100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	NYSE Amex
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (assumes all directors, executive officers and 10% or greater holders are affiliates) of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter: $7,780,000.

The number of shares outstanding of each of the registrant’s classes of common equity: Common Stock, par value $.01 per share, outstanding as of March 30, 2012: 2,735,359

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Southern Connecticut Bancorp, Inc. (“Bancorp” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2012, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because the Company will not file a definitive proxy statement containing such information within 120 days after the end of its fiscal year ended December 31, 2011.  This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K Filing.  In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated to include as exhibits new certifications by the Company’s principal executive officer, principal financial officer and principal accounting officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board is divided into three classes designated as Class I, Class II and Class III, with each class containing approximately the same percentage of the total of non employee directors.  The Company has one employee director, the Company’s Chief Executive Officer, who is a Class II director appointed by the Board of Directors to serve until the 2012 Annual Meeting. The term of office of one class of directors expires at each annual meeting of the Company’s shareholders.  Directors serve for a term of three years and until his or her successor is elected and qualified, or until his or her earlier resignation, removal from office, death or disability.  The term of office of Class I directors will expire at the annual meeting of shareholders in 2014; Class II directors who are elected at the 2012 Annual Meeting will expire at the annual meeting of shareholders in 2015; and Class III directors will expire at the annual meeting of shareholders in 2013.  A plurality of votes is required for the election of directors.

The following table sets forth each of the Company’s current directors and executive officers and includes such person’s name, age, the year he first became a director of the Company and the biographies of such directors and executive officers.  The table also discloses whether the individuals are directors and executive officers of the Company's subsidiaries, The Bank of Southern Connecticut (the "Bank") and SCB Capital, Inc. ("SCB").

Name	Age	Position And Offices With Bancorp or the Bank and Principal Occupation and Employment During the Past Five Years	Director of Bancorp Since
Class I
Carl R. Borrelli	75	Director of Bancorp and the Bank and SCB; Treasurer, All-Brite Electric, Inc. Mr. Borrelli’s many years as a small business owner make him well-suited to serve as a director of Bancorp and the Bank.	2000. To serve until 2014.

Alphonse F. Spadaro, Jr.	70
Acting Chairman of Bancorp, the Bank, and Vice Chairman of SCB; managing principal of Levitsky & Berney, P.C. (public accounting firm).  Mr. Spadaro’s knowledge of accounting issues makes him a valuable member of the Boards of Bancorp, the Bank and SCB.
			2001. To serve until 2014.

Class II
Joshua H. Sandman, Ph.D.	69
Director of Bancorp and the Bank; Vice President, Deitsch Plastics (plastics fabricating) and Professor, University of New Haven; former Director of The Bank of New Haven. Dr. Sandman’s experience as a former director of a community bank and senior executive of a local business, which is the type of customer targeted by the Bank, makes him a valuable member of the Boards of Bancorp and the Bank.
			2000. To serve until 2015.

James S. Brownstein, Esq.	64
Director of Bancorp, the Bank and SCB; managing partner, Law Offices of James S. Brownstein, LLC (law firm). Mr. Brownstein’s years of practicing law provide insight on legal issues for the Boards of Bancorp, the Bank and SCB.
			2008. To serve until 2015.

Joseph J. Greco	61	Director and CEO of Bancorp, the Bank and SCB; Mr. Greco's years of experience as a Bank Director and CEO make him well suited to serve as a Director of Bancorp, the Bank and SCB.	2011. To serve until 2015.

Class III
Alfred J. Ranieri, Jr., M.D.	69
Director of Bancorp and the Bank; Private practice physician, New Haven, CT. Dr. Ranieri brings valuable managerial experience and local knowledge of the Bank’s primary market area to the Boards of Bancorp and the Bank.
2007. To serve until 2013.

		NON-DIRECTOR EXECUTIVE OFFICERS

Sunil Pallan	50
President of Bancorp and the Bank since April 2011.Senior Vice President and Chief Credit Officer of  the Bank since March 2008; Vice President of Loan Administration and Chief Credit Officer from January 2008 to March 2008; Vice President Loan Administration from January 2007 to January 2008; Loan Administration Manager from July 2006 to January 2007;and Assistant Vice President of Loan Administration from February 2006 to July 2006. Mr. Pallan began his career with the Bank as a Credit Analyst in October 2005. Mr. Pallan held various Executive Management positions with Kenyan banks, including First American Bank of Kenya Limited in Nairobi, Kenya. Mr. Pallan is a member of the Institute of Certified Accountants in Kenya.

Stephen V. Ciancarelli	57
Senior Vice President and Chief Financial Officer of Bancorp, the Bank and SCB since May 2008. Prior to May 2008, Mr. Ciancarelli spent 5 years as Senior Vice President and Chief Financial Officer with Essex Corporation, a subsidiary of John Hancock Life Insurance Company. Mr. Ciancarelli is a graduate of L.I.U.-C.W. Post in New York and holds an M.B.A. from L.I.U.-C.W. Post in New York.

Audit Committee of the Board

Audit Committee.  Bancorp’s Audit Committee oversees all internal and external audit and compliance functions.  Both the internal auditor and the external auditor report directly to the Audit Committee.  In performing its functions, the Audit Committee acts as a joint Audit Committee of Bancorp, the Bank and SCB.  All of the members of the Audit Committee are independent as that term is defined in Section 803A of the NYSE Amex Company Guide.  The Board of Directors has determined that Alphonse F. Spadaro, Jr. is an audit committee financial expert under the rules of the Securities and Exchange Commission.  The Audit Committee acts under a written charter adopted by the Board of Directors, a copy of which is available on Bancorp’s website at www.scbancorponline.com.  For 2011, the members of the Audit Committee were Alphonse F. Spadaro, Jr. (Chair), Carl R. Borrelli and Elmer F. Laydon.  The current members of Bancorp’s Audit Committee are Alphonse F. Spadaro, Jr. (Chair), Carl R. Borrelli, and Joshua H. Sandman, Ph.D.  The Audit Committee met 8 times during 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Bancorp’s officers and directors, and persons who own more than ten percent (10%) of Bancorp’s Common Stock, to file reports of ownership and changes in ownership of Bancorp’s Common Stock with the Securities and Exchange Commission (“SEC”).  Officers, directors and greater than ten percent (10%) beneficial owners are required by applicable regulations to furnish Bancorp with copies of all forms they file pursuant to Section 16(a).  Based upon a review of the copies of forms furnished to Bancorp, Alfred J. Ranieri, Jr., M.D. (i) filed his Form 3 late and (ii) filed one late Form 4 report covering one transaction in 2011.

Code of Ethics

Bancorp has adopted a Code of Ethics and Conduct that is designed to promote the highest standards of ethical conduct by Bancorp’s and the Bank’s directors, executive officers and employees.  The Code of Ethics and Conduct applies to Bancorp’s CEO, President and Chief Financial Officer and is considered to be Bancorp’s Code of Ethics in accordance with Regulations of the Securities and Exchange Commission.  The Code of Ethics and Conduct requires that Bancorp’s, the Bank’s and SCB’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in Bancorp’s, the Bank’s and SCB’s best interest.  Under the terms of the Code of Ethics and Conduct, directors, executive officers, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code.  The Code of Ethics and Conduct is available on Bancorp’s website at www.scbancorponline.com. Amendments to or waivers from the Code of Ethics and Conduct will be discussed in Form 8-Ks filed by Bancorp and accessible on Bancorp’s website.

Item 11. Executive Compensation.

The following is a summary compensation table for Bancorp’s Chief Executive Officer and the next two highest paid executive officers of Bancorp (collectively, the “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Salary	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Joseph J. Greco (1)	2011	$37,692	$100	$-		$-	$2,081	(2)	$39,873
Director and Chief Executive Officer of Bancorp, the Bank and SCB

Sunil Pallan (3)	2011	$164,365	$500	$-		$-	$667	(4)	$165,532
President of Bancorp and the Bank and	2010	$140,000	$3,750	$-		$-	$414	(4)	$144,164
Chief Credit Officer of the Bank

Stephen V. Ciancarelli	2011	$165,000	$500	$4,150	(5)	$-	$1,290	(4)	$170,940
Senior Vice President and CFO	2010	$165,000	$3,750	$6,750	(6)	$-	$1,290	(4)	$176,790
of Bancorp, the Bank and SCB

John H. Howland (7)	2011	$67,692	$-	$-		$-	$188	(4)	$67,880
Former President & Chief Operating	2010	$200,000	$3,750	$-		$-	$450	(4)	$204,200
Officer of Bancorp and the Bank

(1)      Mr. Greco was hired as CEO of Bancorp, the Bank and SCB on October 24, 2011. Mr. Greco, who has served as a Class II Director of Bancorp, the Bank and SCB since November 15, 2011, does not receive any additional compensation for his services as a director of Bancorp, the Bank and SCB.

 (2)      Represents the dollar value of the use of an automobile provided by the Bank and the dollar value of group term life insurance premiums paid by the Bank.

(3)      Mr. Pallan was promoted to President of Bancorp and the Bank effective April 2011.

(4)      Represents the dollar value of group term life insurance premiums paid by the Bank.

(5)      Includes the dollar value of 1,000 shares of common stock held by Stephen V. Ciancarelli which vested on May 5, 2011. The market price of the common stock on May 5, 2011 was $4.15.

(6)      Includes the dollar value of 1,000 shares of common stock held by Stephen V. Ciancarelli which vested on May 5, 2010. The market price of the common stock on May 5, 2010 was $6.75.

(7)      Mr. Howland resigned as President and COO of Bancorp and the Bank effective April 2011.

The Summary Compensation Table summarizes the total compensation paid for the fiscal year ended December 31, 2011 and 2010 to our named executive officers.

Employment Agreements

From October 24, 2011 to February 28, 2012, Joseph J. Greco served as Chief Executive Officer without an employment agreement at an annual base salary of $245,000.  He was also entitled to the use of a vehicle owned by the Bank and other customary benefits associated with the hiring of employees by the Bank.  Following regulatory approval of his proposed employment agreement, Bancorp and the Bank entered into an employment agreement with Joseph J. Greco effective as of February 28, 2012.  Bancorp and Mr. Greco also entered into a restricted stock agreement dated as of February 28, 2012.

Under the employment agreement, Mr. Greco will serve as Chief Executive Officer of Bancorp and the Bank from the date of the employment agreement through December 31, 2014, unless Bancorp and the Bank terminate the employment agreement earlier under the terms of the employment agreement.  Mr. Greco will also serve as a director of Bancorp and the Bank.

Mr. Greco will earn an annual base salary of $245,000 over the term of the employment agreement and be entitled to receipt of incentive compensation at the end of each calendar year during the term in an amount up to 10% of his base salary for achieving individual or corporate goals established by the Board of Directors of Bancorp or the Bank.  In addition, Mr. Greco has been granted 112,371 shares of restricted common stock of Bancorp pursuant to the restricted stock agreement.  Under the restricted stock agreement, the 112,371 shares of restricted common stock vests as follows:  37,457 shares as of the date of the restricted stock agreement, 37,457 shares as of July 2, 2012 and 37,457 shares as of January 2, 2013.

During the term, Mr. Greco will be entitled to benefits including, but not limited to, comprehensive health insurance and major medical and dental coverage, participation in any long-term disability insurance plan and pension plan maintained by Bancorp or the Bank, supplemental disability insurance such that the monthly disability benefit payable to Mr. Greco is equal to 70% of his monthly base salary, use of a Bank-owned vehicle with a purchase price of up to $40,000, and term life insurance in an amount not less than $300,000.

If Mr. Greco is terminated for “Cause” or voluntarily terminates his employment other than for “Good Reason,” Mr. Greco will only be entitled to base salary accrued through the date of his termination. If Mr. Greco’s employment is terminated by reason of “Disability,” he will receive disability benefits under any long-term disability plan maintained by Bancorp or the Bank.  In the event of Mr. Greco’s death, his beneficiary(ies) or estate will be paid Mr. Greco’s base salary for a period of six months following his death.  If Mr. Greco is terminated for any reason other than for “Cause” or “Disability” or if he voluntarily terminates his employment for “Good Reason,” then Mr. Greco will be entitled to receive (i) twelve months of base salary and (ii) his individual and/or family health benefits coverage for a period of twelve months following his termination (or such other period prescribed by the then applicable COBRA law), with Mr. Greco paying the same portion of the cost of such coverage as existed at the time of termination; provided, however, that no payments will be made to Mr. Greco if such payments would constitute a “golden parachute payment” under regulations promulgated by the Federal Deposit Insurance Corporation.

For 2010, Sunil Pallan served as Senior Vice President and Chief Credit Officer of the Bank without an employment agreement.  Effective as of January 1, 2011, Bancorp and the Bank entered into an employment agreement with Mr. Pallan to serve as Senior Vice President and Chief Credit Officer of the Bank through December 31, 2012, unless the Bank terminates the employment agreement earlier under the terms of the employment agreement.  Mr. Pallan was subsequently promoted to President of Bancorp and the Bank in April 2011, while maintaining his position as Chief Credit Officer.  The annual base salary payable under the employment agreement was increased from $140,000 to $175,000 when Mr. Pallan was promoted to President of Bancorp and the Bank.  All other terms and conditions of Mr. Pallan’s employment agreement remained unchanged.  In addition to base salary, Mr. Pallan will be eligible for salary increases and other merit bonuses at the discretion of Bancorp’s Board of Directors.

Mr. Pallan will be provided with health and life insurance comparable to coverage provided to other officers of the Bank, will be reimbursed for certain business expenses, and will be eligible to participate in the profit sharing or 401(k) plan of Bancorp (or its subsidiaries).

If Mr. Pallan's employment is terminated as a result of a "Business Combination" (as such term is defined in the employment agreement), Mr. Pallan will, subject to certain conditions, be entitled to receive a lump sum payment in an amount equal to two times the total of his then current base annual salary plus the amount of any bonus for the prior calendar year in the event that (i) Mr. Pallan is not offered a position with the remaining entity at his then current base annual salary (subject to the remaining entity having a reasonable opportunity to remedy the situation), (ii) Mr. Pallan determines in his sole discretion that the position offered by the remaining entity is inconsistent with his current position (subject to the remaining entity having a reasonable opportunity to remedy the situation), (iii) Mr. Pallan's office is relocated more than 25 miles from its location as of the date of the employment agreement or (iv) Mr. Pallan is terminated (other than for certain specified events that constitute cause or as the result of his death or disability) or his office is relocated, within two years following a "Business Combination." In any such event, Mr. Pallan will also be entitled to (a) an acceleration of vesting of all stock options and restricted stock previously granted to him and (b) a continuation of benefits under the employment agreement for the balance of the unexpired term of his employment, which will be paid at his option as a lump sum payment or ratably over the balance of the unexpired term.

On December 28, 2009, Bancorp and the Bank entered into an employment agreement with Stephen V. Ciancarelli effective January 1, 2010.  Under the employment agreement, Mr. Ciancarelli served as the Senior Vice President and Chief Financial Officer of Bancorp and the Bank through December 31, 2010. Mr. Ciancarelli received an annual base salary of $165,000 from January 1, 2010 to December 31, 2010.  Mr. Ciancarelli was eligible for salary increases and other merit bonuses at the discretion of Bancorp’s Board of Directors.  In addition, he was provided with health and life insurance, was reimbursed for certain business expenses, and was eligible to participate in the profit sharing or 401(k) plan of Bancorp (or its subsidiaries).

On December 17, 2010, Bancorp and its subsidiary, the Bank, entered into a new employment agreement with Stephen V. Ciancarelli effective January 1, 2011.

Under the employment agreement, Mr. Ciancarelli will serve as the Senior Vice President and Chief Financial Officer of Bancorp through December 31, 2012, unless Bancorp terminates the employment agreement pursuant to the terms thereof.  Mr. Ciancarelli will receive an annual base salary of $165,000 from January 1, 2011 to December 31, 2012.  Mr. Ciancarelli will be eligible for salary increases and other merit bonuses at the discretion of Bancorp’s Board of Directors.

Mr. Ciancarelli will be provided with health and life insurance, will be reimbursed for certain business expenses, and will be eligible to participate in the profit sharing or 401(k) plan of Bancorp (or its subsidiaries).

If Mr. Ciancarelli's employment is terminated as a result of a "Business Combination" (as such term is defined in the employment agreement), Mr. Ciancarelli will, subject to certain conditions, be entitled to receive a lump sum payment in an amount equal to two times the total of his then current base annual salary plus the amount of any bonus for the prior calendar year in the event that (i) Mr. Ciancarelli is not offered a position with the remaining entity at his then current base annual salary (subject to the remaining entity having a reasonable opportunity to remedy the situation), (ii) Mr. Ciancarelli determines in his sole discretion that the position offered by the remaining entity is inconsistent with his current position (subject to the remaining entity having a reasonable opportunity to remedy the situation), (iii) Mr. Ciancarelli's office is relocated more than 25 miles from its location as of the date of the employment agreement or (iv) Mr. Ciancarelli is terminated (other than for certain specified events that constitute cause or as the result of his death or disability) or his office is relocated, within two years following a "Business Combination". In either such event, Mr. Ciancarelli will also be entitled to (a) an acceleration of vesting of all stock options and restricted stock previously granted to him and (b) a continuation of benefits under the employment agreement for the balance of the unexpired term of his employment, which will be paid at his option as a lump sum payment or ratably over the balance of the unexpired term.

On December 28, 2009, Bancorp and the Bank entered into an employment agreement with John H. Howland effective January 1, 2010.  Under the employment agreement, Mr. Howland served as the President and Chief Operating Officer of Bancorp through December 31, 2010. Mr. Howland received an annual base salary of $200,000 from January 1, 2010 to December 31, 2010.  Mr. Howland was eligible for salary increases and other merit bonuses at the discretion of Bancorp’s Board of Directors.  In addition, he was provided with health and life insurance, was reimbursed for certain business expenses, and was eligible to participate in the profit sharing or 401(k) plan of Bancorp (or its subsidiaries).

On December 17, 2010, Bancorp and the Bank, entered into a new employment agreement with John H. Howland effective January 1, 2011.  Under the employment agreement, Mr. Howland served as the President and Chief Operating Officer of Bancorp through the date of his resignation from the Bancorp and Bank in April 2011. Mr. Howland was to receive an annual base salary of $200,000 from January 1, 2011 to December 31, 2012.  Mr. Howland was eligible for salary increases and other merit bonuses at the discretion of Bancorp’s Board of Directors.  In addition, he was provided with health and life insurance, was reimbursed for certain business expenses, and was eligible to participate in the profit sharing or 401(k) plan of Bancorp (or its subsidiaries).

DIRECTOR COMPENSATION

The following is the directors’ compensation table for the year ended December 31, 2011.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Carl R. Borrelli	$54,900	$-	$-	$-	$54,900
James S. Brownstein, Esq.	40,000	-	-	-	40,000
Elmer F. Laydon (1)	77,100	-	-	-	77,100
Alfred J. Ranieri, Jr., M.D.	29,700	-	-	-	29,700
Joshua H. Sandman, Ph.D.	28,600	-	-	-	28,600
Alphonse F. Spadaro, Jr.	64,200	-	-	-	64,200

(1)  Elmer F. Laydon retired as Chairman of the Board and as a director of Bancorp, the Bank and SCB on March 20, 2012.

During 2011, directors of Bancorp and the Bank, who are not employees of Bancorp or the Bank, received compensation in cash as follows: the Chairman and Vice Chairman of the Board received $800 and $600 per month, respectively; each director received $400 for each board meeting attended, $600 for each board committee meeting chaired, $300 for each board committee meeting attended and $500 for each executive committee meeting attended.  Directors who sit on the Bancorp and Bank boards are compensated for only one meeting where a meeting of both boards or more than one committee is held jointly.  Directors of SCB, who are not employees of Bancorp, SCB or the Bank, receive no compensation for the SCB board or SCB board committee meetings attended.  Each Bank director received an annual stipend of $15,000 in 2011.

Effective January 1, 2012, directors of Bancorp and the Bank, who are not employees of Bancorp or the Bank, receive compensation in cash as follows: the Chairman and Vice Chairman of the Board receive $600 and $400 per month, respectively; each director receive $300 for each board meeting attended, $400 for each board committee meeting chaired, $300 for each board committee meeting attended and $300 for each executive committee meeting attended.  Directors who sit on the Bancorp and Bank boards are compensated for only one meeting where a meeting of both boards or more than one committee is held jointly.  Directors of SCB, who are not employees of Bancorp, SCB or the Bank, receive no compensation for the SCB board or SCB board committee meetings attended.  Each Bank director received an annual stipend of $7,500 for 2012.

Directors of Bancorp and the Bank, who are not employees of Bancorp or the Bank, receive compensation in cash as follows: the Chairman and Vice Chairman of the Board received $800 and $600 per month, respectively; each director received $400 for each board meeting attended, $600 for each board committee meeting chaired, $300 for each board committee meeting attended and $500 for each executive committee meeting attended.  Directors who sit on the Bancorp and Bank boards are compensated for only one meeting where a meeting of both boards or more than one committee is held jointly.  Directors of SCB, who are not employees of Bancorp, SCB or the Bank, receive no compensation for the SCB board or SCB board committee meetings attended.  Each Bank director received an annual stipend of $15,000 in 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information concerning outstanding stock options as of December 31, 2011 held by the named executive officers.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Sunil Pallan	500	$7.08	12/31/2015	-	$-

As of December 31, 2011, non-employee directors have the following outstanding stock option awards:

Name	Option Awards (#)
Carl R. Borrelli	21,276
Elmer F. Laydon (1)	47,345
Alfred J. Ranieri, Jr., M.D.	18,538
Joshua H. Sandman, Ph.D.	14,938
Alphonse F. Spadaro, Jr.	14,203

(1)	Elmer F. Laydon retired as Chairman of the Board and a director of Bancorp, the Bank and SCB on March 20, 2012.

The Bancorp maintains directors’ and officers’ liability insurance and Bancorp’s by-laws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Connecticut law.  In addition, Bancorp’s certificate of incorporation limits the liability of directors to Bancorp or its shareholders for breaches of directors’ fiduciary duties to the fullest extent permitted by Connecticut law.

The 2005 Stock Option and Award Plan

Bancorp adopted the Southern Connecticut Bancorp, Inc. 2005 Stock Option and Award Plan (the “2005 Stock Plan”).  The purpose of the 2005 Stock Plan is to provide equity-based incentives to employees, officers and directors of Bancorp in order to attract them to, give them a proprietary interest in, and encourage them to remain in the employ or service of Bancorp.  An aggregate of 150,000 shares of Bancorp’s Common Stock is reserved for issuance upon the exercise of both incentive stock options and nonqualified stock options granted by Bancorp under the 2005 Stock Plan.  All eligible employees and directors of Bancorp or any subsidiary of Bancorp, including the Bank, are eligible to receive options under the 2005 Stock Plan.  The exercise price for each share for an incentive stock option may not be less than the fair market value of a share of Bancorp’s Common Stock on the date of grant.  Although the Plan does not prescribe a minimum option price for non-qualified stock options, it is the current intention of the Compensation Committee to grant non-qualified stock options at or above fair market value of a share of Bancorp’s Common Stock on the date of grant.  Options under the 2005 Stock Plan have a term of 10 years unless otherwise determined at the time of grant.  As of December 31, 2011 there were 5,000 outstanding options under the 2005 Stock Plan.

The Compensation Committee has broad authority under the 2005 Stock Plan with respect to awards granted under the 2005 Stock Plan, including, without limitation, the authority to:

•	authorize the granting of shares of common stock or options under the 2005 Stock Plan;

•	determine and designate the employees and directors of Bancorp to receive awards under the 2005 Stock Plan;
•	determine the type, number, price, vesting requirements and other features and conditions of individual stock awards and options under the 2005 Stock Plan; and

•	interpret the 2005 Stock Plan and the various written agreements made in connection with grants of shares of common stock or options thereunder.

The 2002 Stock Option Plan

Bancorp adopted the Southern Connecticut Bancorp, Inc. 2002 Stock Option Plan (the “2002 Plan”).  The purpose of the 2002 Plan is to attract and retain the continued services of employees and directors of Bancorp and the Bank, encourage employees and directors to obtain or increase their stock ownership in Bancorp, and provide incentive compensation programs competitive with those of other similarly situated companies.  An aggregate of 383,250 shares of Bancorp’s Common Stock were reserved for issuance upon the exercise of both incentive stock options and nonqualified stock options granted by Bancorp under the 2002 Plan, which number has been adjusted to reflect a 10% stock dividend declared in January 2004 and a 5% stock dividend declared in April 2005.  All eligible employees and directors of Bancorp or any subsidiary of Bancorp, including the Bank, are eligible to receive options under the 2002 Plan.  The exercise price for each share covered by an option may not be less than the fair market value of a share of Bancorp’s Common Stock on the date of grant.  Options under the 2002 Plan have a term of 10 years unless otherwise determined at the time of grant.  On December 22, 2005, the Compensation Committee of the Board of Directors approved the acceleration of all unvested options outstanding as of December 31, 2005 that were granted under the 2002 Plan.  Pursuant to this acceleration of all unvested options, options to purchase 197,571 shares of Bancorp’s Common Stock became immediately exercisable as of December 31, 2005. As of December 31, 2011, there were 146,805 outstanding options under the 2002 Plan.  The 2002 Plan expires on May 14, 2012.

The 2001 Stock Option Plan

Bancorp adopted the Southern Connecticut Bancorp, Inc. 2001 Stock Option Plan (the “2001 Option Plan”) in 2001 and it was approved by the sole shareholder of Bancorp in 2001. Under the 2001 Option Plan, an aggregate of 90,000 shares of Bancorp’s Common Stock was reserved for issuance upon the exercise of options granted under the 2001 Option Plan.  The Compensation Committee of the Board administers the 2001 Option Plan.  The Board voted to terminate the 2001 Option Plan, except for outstanding options previously granted under the 2001 Option Plan, effective as of May 15, 2002. As of December 31, 2011, there were 6,584 outstanding options under the 2001 Option Plan.

Warrant Plan

Bancorp adopted a 2001 Warrant Plan and 2001 Supplemental Warrant Plan (collectively, the “Warrant Plans”) on April 11, 2001 and October 16, 2001.  Under the Warrant Plans, each non-employee director of Bancorp and each director of the Bank who was not a director of Bancorp, as of the initial public offering of Bancorp in July 2001, received a warrant to purchase one share of Bancorp Common Stock for each four shares purchased in the offering by such director or members of such director’s immediate family.  Under the 2001 Supplemental Warrant Plan, certain organizers of Bancorp who are not directors, officers or employees of Bancorp or the Bank but who made contributions to Bancorp or the Bank received a warrant to purchase one share of Bancorp Common Stock for each five shares purchased in the offering by such person or member of such person’s immediate family.  The warrants have a term of ten years.  The exercise price of the warrants is $10.39, the price at which Bancorp’s Common Stock was sold in the initial public offering, as adjusted for the January 2004 10% stock dividend and the April 2005 5% stock dividend. They became exercisable as to 40%, 30% and 30% of the shares covered thereby on the first, second and third anniversary of the closing of the initial public offering of Bancorp, respectively.  All warrants issued under the Warrant Plans expired in November 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following schedule provides information with respect to the compensation plans (including individual compensation arrangements) under which equity securities of Bancorp are authorized for issuance as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plans approved by security holders	158,388	$7.76	336,882

Equity Compensation Plan not approved by securityholders (1)	-	-	-

Total	158,388	$7.76	336,882

(1)
Bancorp adopted a 2001 Warrant Plan and 2001 Supplemental Warrant Plan (collectively, the “Warrant Plans”) on April 11, 2001 and October 16, 2001.  Under the Warrant Plans, each non-employee director of Bancorp and each director of the Bank who was not a director of Bancorp, as of the initial public offering of Bancorp in July 2001, received a warrant to purchase one share of Bancorp Common Stock for each four shares purchased in the offering by such director or members of such director’s immediate family.  Under the 2001 Supplemental Warrant Plan, certain organizers of Bancorp who are not directors, officers or employees of Bancorp or the Bank but who made contributions to Bancorp or the Bank received a warrant to purchase one share of Bancorp Common Stock for each five shares purchased in the offering by such person or member of such person’s immediate family.  The warrants have a term of ten years.  The exercise price of the warrants is $10.39, the price at which Bancorp’s Common Stock was sold in the initial public offering, as adjusted for the January 2004 10% stock dividend and the April 2005 5% stock dividend. They became exercisable as to 40%, 30% and 30% of the shares covered thereby on the first, second and third anniversary of the closing of the initial public offering of Bancorp, respectively, and are accordingly all fully vested at this time. As of December 31, 2011, all warrants issued under the 2001 Warrant Plan and 2001 Supplemental Warrant Plan had expired.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of Bancorp’s Common Stock as of April 24, 2012 by Bancorp’s directors and named executive officers.  Except as otherwise indicated, all shares are owned directly, and the named person possesses sole voting and sole investment power with respect to all such shares.  No shares are pledged as collateral.  Shares not outstanding but deemed beneficially owned because a person or member of a group has a right to acquire them within 60 days after April 24, 2012 are treated as outstanding only when determining the amount and percent owned by such person or group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Class I

Carl R. Borrelli, Director of Bancorp, the Bank and SCB	72,284	(2)	2.62%
Treasurer
All-Brite Electric, Inc.
4 Industry Drive, Ext.
P.O. Box 26004
West Haven, CT 06516

Alphonse F. Spadaro, Jr., Acting Chairman of Bancorp and the Bank and Vice Chairman of SCB	33,203	(3)	1.21%
Managing Principal
Levitsky & Berney, PC
100 Bradley Road
Woodbridge, CT 06525

Class II

Joshua H. Sandman, Ph.D., Director of Bancorp and the Bank	27,841	(4)	1.01%
Vice President
Deitsch Plastic Co., Inc.
14 Farwell Street
West Haven, CT 06516

James S. Browstein, Esq., Director of Bancorp, the Bank and SCB	8,715	(5)	*
Law Offices of James S. Brownstein, LLC
One Bradley Road, Suite 305
Woodbridge, CT 06525

Joseph J. Greco	37,457		1.37%
Director and Chief Executive Officer of Bancorp and the Bank
Bancorp, the Bank and SCB
215 Church Street
New Haven, CT 06510

Class III

Alfred J. Ranieri, Jr., M.D., Director of Bancorp and the Bank	58,583	(6)	2.13%
1455 Chapel Street
New Haven, CT 06511

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Non-Director Executive Officers of Bancorp and the Bank

Sunil Pallan	500	(7)	*
President of Bancorp and the Bank and Chief Credit Officer of the Bank
215 Church Street
New Haven, CT 06510

Stephen V. Ciancarelli	5,000		*
Senior Vice President and Chief Financial Officer of Bancorp, the Bank and SCB
215 Church Street
New Haven, CT 06510

All Bancorp directors, director nominees and the executive officers, as a group (8 persons)	243,583	(8)	8.68%

* Less than 1%

(1)
Percentages are based on a total of 2,735,359 shares of Common Stock outstanding on April 24, 2012. For holders of options and warrants exercisable within 60 days after April 24, 2012, the number of shares so exercisable by such holder has been added to the denominator for purposes of calculating such holder’s percentage ownership.

(2)
Includes 5,967 shares of stock held by Mr. Borrelli’s spouse, 115 shares held by Mr. Borrelli’s daughter, 3,725 shares held by one of Mr. Borrelli’s sons, 1,650 shares held by another of Mr. Borrelli’s sons, and 4,986 shares held by certain of Mr. Borrelli’s grandchildren.  Also includes 21,276 shares that may be acquired within 60 days by the exercise of options.

(3)	Includes 14,203 shares that may be acquired within 60 days by the exercise of options.

(4)
Includes an aggregate of 8,142 shares of stock held by Mr. Sandman’s children, as well as 4,273 shares of stock held by the Sandman Family Trust, LLC, of which Mr. Sandman and his spouse are principals.  Also includes 14,938 shares that may be acquired within 60 days by the exercise of options.

(5)	Includes 1,207 shares of stock held in trust by Mr. Brownstein’s spouse for the benefit of his son.

(6)	Includes 18,538 shares that may be acquired within 60 days by the exercise of options.

(7)	Represents 500 shares of stock that may be acquired within 60 days by the exercise of options.

(8)	Includes 69,455 shares that may be acquired within 60 days by the exercise of options.

    The following table sets forth certain information concerning those persons known to Bancorp who own more than five percent of Bancorp’s Common Stock as of April 24, 2012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
DellaCamera Capital Master Fund, Ltd.	259,400	(2)	9.48%
200 Park Avenue, Suite 3300
New York, NY 10166

M3 Partners, L.P.	243,996	(3)	8.92%
10 Exchange Place, Suite 510
Salt Lake City, UT 84111

Wellington Management Company, LLP	234,775	(4)	8.58%
280 Congress Street
Boston, MA 02210

Elmer F. Laydon	177,326	(5)	6.37%
President
Elmer F. Laydon Construction Corp.
69 Wheeler Street
New Haven, CT 06512

(1)       Percent of class beneficially owned is based on an aggregate of 2,735,359 shares of Bancorp’s Common Stock outstanding as of April 24, 2012. If a shareholder owns options and warrants exercisable within 60 days after April 24, 2012, the number of shares so exercisable by such shareholder has been added to the denominator for purposes of calculating such shareholder’s percentage ownership.

(2)           Information with respect to DellaCamera Capital Master Fund, Ltd. is derived from the Schedule 13D/A filed with the SEC on June 27, 2007 by DellaCamera Capital Master Fund, Ltd. (the “Master Fund”), DellaCamera Capital Fund, Ltd. (the “Offshore Fund”), DellaCamera Capital Management, LLC (“DCM”), Ralph DellaCamera, Jr., Andrew Kurtz and Vincent Spinnato.  The Master Fund is the direct owner of the 259,400 shares of Bancorp’s Common Stock. The Offshore Fund is the controlling shareholder of the Master Fund.  The Master Fund, the Offshore Fund, DCM, Ralph DellaCamera, Jr., Andrew Kurtz and Vincent Spinnato have shared power to vote and to direct the vote and shared power to dispose and to direct the disposition of the 259,400 shares of Bancorp’s Common Stock held by the Master Fund.

(3)           Information with respect to M3 Partners, L.P. is derived from the Schedule 13G/A filed with the SEC on February 10, 2012 by M3 Funds, LLC, M3 Partners, LP, M3F, Inc., Jason A. Stock and William C. Waller on February 10, 2012.  All 243,996 of the reported shares were owned directly by M3 Partners, L.P. (“M3 Partners”), whose general partner is M3 Funds, LLC (the “General Partner”) and whose investment adviser is M3F, Inc. (the “Investment Adviser”).  The General Partner and the Investment Adviser could each be deemed to be indirect beneficial owners of the reported shares, and could be deemed to share such beneficial ownership with M3 Partners.  Jason A. Stock and William C. Waller are the managers of the General Partner and the managing directors of the Investment Adviser, and could be deemed to share such indirect beneficial ownership with the General Partner, the Investment Adviser and M3 Partners.  Jason A. Stock, William C. Waller, the General Partner, the Investment Adviser and M3 Partners have shared voting power over the 243,996 shares.

(4)           Information with respect to Wellington Management Company, LLP is derived from the Schedule 13G/A filed with the SEC on February 14, 2011 by Wellington Management Company, LLP (“Wellington”).  Wellington, in its capacity as investment adviser, may be deemed to beneficially own 234,775 shares of Bancorp which are held of record by clients of Wellington.  These clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities.  No such client is known to have such right or power with respect to more than five percent of Bancorp’s Common Stock.  Wellington has shared voting power over 234,775 shares.

(5)           Information with respect to Elmer Laydon is derived from the Schedule 13D filed with the SEC on April 19, 2012 by Elmer Laydon.  Mr. Laydon was a director of the Board for Bancorp since 2000 and served as Chairman of the Board for Bancorp, the Bank and SCB from July 1, 2007 until his retirement on March 20, 2012.  Mr. Laydon is the direct owner of 129,981 shares of Bancorp and 47,345 shares that may be acquired within 60 days by the exercise of options.  Mr. Laydon has sole power to vote and dispose the 129,981 shares of Bancorp and 47,345 shares that may be acquired within 60 days by the exercise of options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In the normal course of business, the Bank and SCB may grant loans to executive officers, directors, and members of their immediate families and to entities in which these individuals have more than ten percent (10%) equity ownership.  As of December 31, 2011, the total amount of loans outstanding to officers and directors was $2,026,960  In the opinion of the Board of Directors, all such loans were made in the ordinary course of business of the Bank and SCB on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with other persons not related to the Bank and SCB and do not involve more than the normal risk of collectability or present other unfavorable features.  The Bank has in place policies and procedures for identifying and handling transactions with related persons.

Information regarding transactions involving related persons is assessed by independent directors of the entity considering the loan. Related persons include directors and executive officers as well as immediate family members of directors and officers. If the independent directors approve or ratify a material transaction involving a related person, then the transaction would be disclosed in accordance with the SEC rules. If the related person is a director, or a family member of a director, then that director would not participate in those discussions.

Director Independence

All of our non-employee directors except Mr. James S. Brownstein are “independent directors” as defined in Section 803A of the NYSE Amex Company Guide.

Family Relationships

There are no family relationships among members of the Board of Directors of Bancorp and the executive officers of Bancorp, the Bank or SCB.

Item 14. Principal Accountant Fees and Services.

McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc. provide audit, audit-related and tax advisory and tax return preparation services for Bancorp and the Bank. On December 1, 2011, McGladrey & Pullen, LLP acquired RSM McGladrey, Inc. During 2011, the audit services included an audit of the consolidated financial statements of Bancorp and a review of certain filings with the SEC.  All professional services rendered by McGladrey & Pullen, LLP during 2011 were furnished at customary rates and terms.

The following table sets forth information regarding the aggregate fees for services rendered by McGladrey & Pullen, LLP for the fiscal years ended December 31, 2011 and 2010, respectively:

	2011	2010
Audit fees	$167,849	$150,774
Audit Related Fees	None	145,900
Tax fees	12,150	13,950
All Other fees	None	None

Audit fees consist of fees for professional services rendered for the audit of the consolidated financial statements, review of consolidated financial statements included in quarterly reports on Form 10-Q and annual reports on Form 10-K, and services connected with statutory and regulatory filings or engagements. Audit-related fees in 2010 were principally for services in connection with filings related to the proposed merger with Naugatuck Valley Savings and Loan. Tax service fees consist of fees for tax return preparation for the Company. There were no other fees for either period.

The audit committee of Bancorp’s Board of Directors has established policies and procedures for the engagement of the independent registered public accounting firm to provide non-audit services, including a requirement for approval in advance of all non-audit services to be provided by the independent auditor. To ensure that this does not restrict access to the independent registered public accounting firm by management on matters where the advice and consultation of the independent registered public accounting firm is sought by management and such advice or consultation, in the opinion of management, cannot practically be delayed pending pre-approval by the audit committee, the committee authorizes management to use their judgment and retain the independent auditor for such matters and consider such services to be pre-approved provided the estimated cost of such services does not exceed 5% of the annual fees paid to the independent registered public accounting firm and such services are formally approved by the audit committee at its next meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of the Original Form 10-K Filing:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.                                                                           Description

2.1
Agreement and Plan of Merger, dated as of February 22, 2010, by and among Naugatuck Valley Financial Corporation, Newco (as defined therein) and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2010)

2.2
First Amendment dated as of September 17, 2010 to the Agreement and Plan of Merger, dated as of February 22, 2010, by and among Naugatuck Valley Financial Corporation, Newco (as defined therein) and Southern Connecticut Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2010)

2.3
Mutual Termination Agreement, dated as of November 12, 2010, by and among Naugatuck Valley Financial Corporation, a federally chartered subsidiary holding company, Naugatuck Valley Financial Corporation, a Maryland corporation, and Southern Connecticut Bancorp, Inc., a Connecticut corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2010)

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2002)

3(ii)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on March 6, 2007)

10.1
Lease, dated as of August 17, 2000, between 215 Church Street, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001)

10.2
Letter agreement dated January 3, 2001 amending the Lease between 215 Church Street, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001)

10.3
First Amendment to Lease dated March 30, 2001 between 215 Church Street, LLC and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001)

10.4
Second Amendment to Lease dated March 31, 2001 between 215 Church Street, LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement Form SB-2 filed on April 30, 2001)

10.5
Assignment of Lease dated April 11, 2001 between the Registrant and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001)

10.6
Lease dated August 2, 2002 between 469 West Main Street LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB filed on March 30, 2004)

10.7	Registrant’s 2001 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001) #

10.8	Registrant’s 2001 Warrant Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001) #

10.9	Registrant’s 2001 Supplemental Warrant Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB filed on March 29, 2002) #

10.10	Registrant’s 2002 Stock Option Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 18, 2002) #

10.11
Form of Stock Option Agreement for Non-qualified Stock Option granted under the Registrant’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004) #

10.12
Form of Stock Option Agreement for Incentive Stock Option granted under the Registrant’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004) #

10.13
Employment Agreement, effective January 1, 2011, by and among the Registrant and The Bank of Southern Connecticut and John H. Howland covering the period from January 1, 2011 to December 31, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2010) #

10.14
Employment Agreement, effective January 1, 2011, by and among the Registrant and The Bank of Southern Connecticut and Stephen V. Ciancarelli covering the period from January 1, 2011 to December 31, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2010) #

10.15
Employment Agreement, effective as of January 1, 2011, by and between Southern Connecticut Bancorp, Inc. and its subsidiary, The Bank of Southern Connecticut, and Sunil Pallan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2011) #

10.16
Employment Agreement, effective as of February 28, 2012, by and between Southern Connecticut Bancorp, Inc. and its subsidiary, The Bank of Southern Connecticut, and Joseph J. Greco (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2012) #

10.17
Restricted Stock Agreement, dated as of February 28, 2012, by and between Southern Connecticut Bancorp, Inc. and Joseph J. Greco (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2012) #

10.18	Bank of Southern Connecticut Director Retirement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2011) #

10.19	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed on January 13, 2006) #

10.20
Form of Common Stock Award Agreement for Restricted Stock Awards granted under the 2005 Stock Option and Award Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 filed on January 13, 2006) #

14.	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed on March 30, 2004)

21.	Subsidiaries (filed with the Original Form 10-K Filing)

23.           Consent of McGladrey & Pullen, LLP (filed with the Original Form 10-K Filing)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Executive Officer (filed herewith)

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification by Senior Vice President and Chief Financial Officer (filed herewith)

31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification by Vice President and Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification by and Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification by Senior Vice President and Chief Financial Officer (filed herewith)

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer (filed herewith)

101.INS          XBRL Instance Document* (filed with the Original Form 10-K Filing)

101.SCH         XBRL Taxonomy Extension Schema Document* (filed with the Original Form 10-K Filing)

101.CAL         XBRL Taxonomy Extension Calculation Linkbase Document* (filed with the Original Form 10-K Filing)

101.LAB         XBRL Taxonomy Extension Label Linkbase Document* (filed with the Original Form 10-K Filing)

101.PRE          XBRL Taxonomy Extension Presentation Linkbase Document* (filed with the Original Form 10-K Filing)

101.DEF          XBR  Taxonomy Extension Definitions Linkbase Document* (filed with the Original Form 10-K Filing)

#	Management contract or compensatory plan or arrangement.

*
As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.
(Registrant)

By:	/s/ JOSEPH J. GRECO
Name: Joseph J. Greco
Title: Chief Executive Officer
Date: May 1, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Joseph J. Greco	May 1, 2012
Joseph J. Greco	Date
Chief Executive Officer

/s/ Stephen V. Ciancarelli	May 1, 2012
Stephen V. Ciancarelli	Date
Senior Vice President and Chief Financial Officer

/s/ Alphonse F. Spadaro, Jr.	May 1, 2012
Alphonse F. Spadaro, Jr.	Date
Acting Chairman and Director

/s/ Carl R. Borrelli	May 1, 2012
Carl R. Borrelli	Date
Director

/s/ James S. Brownstein, Esq.	May 1, 2012
James S. Brownstein, Esq.	Date
Director

/s/ Alfred J. Ranieri, Jr.	May 1, 2012
Alfred J. Ranieri, Jr.	Date
Director

/s/ Joshua H. Sandman, Ph.D.	May 1, 2012
Joshua H. Sandman, Ph.D.	Date
Director

/s/ Anthony M. Avellani	May 1, 2012
Anthony M. Avellani	Date
Vice President, Chief Accounting Officer