Form 10-Q
period 2012-03-31
Santaro Interactive Entertainment Co
filed 2012-05-15
CIK 1487347

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

or

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to                  .

Commission File Number 333-165751

SANTARO INTERACTIVE ENTERTAINMENT COMPANY
(Exact name of registrant as specified in its charter)

Nevada	27-1571493
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901C, 9th Floor, Building 4, Courtyard 1
Shangdi East Road, Haidian District
Beijing, People’s Republic of China, 100025
(Address of Principal Executive Offices including zip code)

+86 15911041464
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes☐ ð  No ☑

As of March 31, 2012, 69,875,000 shares of the issuer’s common stock, par value $0.001, were outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1   INTERIM FINANCIAL STATEMENTS
Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$881,530	$2,028,612
Prepaid expenses	214,305	322,580
Other receivables	119,307	156,268

Total current assets	1,215,142	2,507,460

Property and equipment, net	597,650	494,412
Long term investment	644	644
Intangibles	38,225	33,272

Total Assets	$1,851,661	$3,035,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Other payables and accrued expenses	$465,049	$533,034
Due to shareholders	6,064	13,410
Due to related parties	1,742,367	1,732,359

Total current liabilities	2,213,480	2,278,803
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock ($0.001 par value; authorized –75,000,000 shares; issued and outstanding –69,875,000 shares at March 31, 2012 and December 31, 2011, respectively)	69,875	69,875
Additional paid-in capital	10,578,169	10,578,169
Deficit accumulated during the development stage	(10,654,428)	(9,530,323)
Accumulated other comprehensive loss	(355,435)	(360,736)

Total stockholders’ equity (deficit)	(361,819)	756,985

Total Liabilities and Stockholders’ Equity (Deficit )	$1,851,661	$3,035,788

See notes to the consolidated financial statements

* None of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

	Three months ended March 31,		August 9, 2006 (inception of Beijing Sntaro) through March 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses
Research and development expenses	$698,064	$516,232	$7,071,275
Sales and marketing expenses	9,625	18,072	196,401
General and administrative expenses	419,857	327,678	3,522,512

Loss from operations	(1,127,546)	(861,982)	(10,790,188)

Non-operating (income) expenses	(3,441)	-	437,059

Loss before non-controlling interest	(1,124,105)	(861,982)	(11,227,247)

Deferred tax	-	-	-

Less: loss attributable to the non-controlling interests	-	-	(572,819)

Net loss attributable to the Company	(1,124,105)	(861,982)	(10,654,428)

Other comprehensive loss
Net loss	(1,124,105)	(861,982)	(11,227,247)
Foreign currency translation adjustment	5,301	(29,587)	(355,435)
Comprehensive loss	(1,118,804)	(891,569)	(11,582,682)
Less: Comprehensive loss attributable to the non-controlling interest	-	-	(572,818)

Comprehensive loss attributable to the Company	$(1,118,804)	$(891,569)	$(11,009,864)

Loss per share:

Basic and diluted	(0.016)	(0.013)

Weighted average number of common shares outstanding – basic and diluted	69,875,000	67,500,000

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional	Deficit accumulated during	Accumulated other comprehensive	Total deficit of the	Non-
	Share	$0.001 Par Value	Paid-In Capital	development stage	income (loss)	Company’s stockholders	controlling interest	Total deficit

Balance at August 9, 2006	55,670,000	$55,670	$(55,670)	$-	$-	$-	-	$-
Net (loss)			-	(21,583)	-	(21,583)	-	(21,583)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	884	884	-	884
Inject paid-in capital			139,580	-	-	139,580	-	139,580
Balance at December 31, 2006	55,670,000	55,670	83,910	(21,583)	884	118,881	-	118,881
Net (loss)			-	(483,001)	-	(483,001)	-	(483,001)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	10,100	10,100	-	10,100
Inject paid-in capital			492,141	-	-	492,141	-	492,141
Balance at December 31, 2007	55,670,000	55,670	576,051	(504,584)	10,984	138,121	-	138,121
Net (loss)			-	(805,983)	-	(805,983)	-	(805,983)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	6,693	6,693	-	6,693
Inject paid-in capital			739,775	-	-	739,775	-	739,775
Balance at December 31, 2008	55,670,000	55,670	1,315,826	(1,310,567)	17,677	78,606	-	78,606
Net (loss)			-	(1,937,574)	-	(1,937,574)	(333,044)	(2,270,618)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(22)	(22)	-	(22)
Inject paid-in capital			-	-	-	-	437,771	437,771
Balance at December 31, 2009	55,670,000	55,670	1,315,826	(3,248,141)	17,655	(1,858,990)	104,727	(1,754,263)
Net (loss)			-	(2,507,714)	-	(2,507,714)	(239,775)	(2,747,489)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(130,863)	(130,863)	-	(130,863)
Effect of reverse acquisition	11,830,000	11,830	(112,100)	-	-	(100,270)	135,048	34,778
Balance as of December 31, 2010	67,500,000	67,500	1,203,726	(5,755,855)	(113,208)	(4,597,837)	-	(4,597,837)
Net (loss)			-	(3,774,468)	-	(3,774,468)	-	(3,774,468)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(247,528)	(247,528)	-	(247,528)
Common stock issued for cash June 27, 2011	1,000,000	1,000	1,999,000	-	-	2,000,000	-	2,000,000
Common stock issued for cash August 29, 2011	1,375,000	1,375	2,748,625	-	-	2,750,000	-	2,750,000
Capital contribution			4,626,818	-	-	4,626,818	-	4,626,818
Balance as of December 31, 2011	69,875,000	69,875	10,578,169	(9,530,323)	(360,736)	756,985	-	756,985
Net (loss)			-	(1,124,105)	-	(1,124,105)	-	(1,124,105)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	5,301	5,301	-	5,301
Balance as of March 31, 2012 (unaudited)	69,875,000	$69,875	$10,578,169	$(10,654,428)	$(355,435)	$(361,819)	$-	$(361,819)

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Three months ended March 31,		August 9, 2006 (inception of Beijing Sntaro) through March 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,124,105)	$(861,982)	$(11,227,247)
Adjustments to reconcile net loss before non-controlling interests to net cash used by operating activities:
Depreciation	47,336	20,240	352,557
Amortization of intangible assets	2,374	6,004	9,971
Changes in operating assets and liabilities:
Prepaid expense	110,063	(18,945)	(204,618)
Other receivable	37,312	31,708	(197,245)
Other payables and accrued expenses	(151,614)	8,147	440,687
Due to shareholders	(7,437)	-	5,747
Due to related parties	-	-	32,877
Net cash used in operating activities	(1,086,071)	(814,828)	(10,787,271)

Cash flows from investing activities:
Purchase of property and equipment	(66,944)	(14,885)	(841,113)
Purchase of intangibles	(7,120)	-	(47,428)
Net cash used in investing activities	(74,064)	(14,885)	(888,541)

Cash flows from financing activities:
Proceeds from sale of stock	-	-	6,156,274
Paid-in capital injection	-	-	4,626,818
Capital contributed by non-controlling interest owner			428,290
Loan from a related party	-	729,961	6,052,994
Repayment of related parties loan	-	-	(4,786,811)
Net cash provided by financing activities	-	729,961	12,477,565
Effect of exchange rate changes on cash and cash equivalents	13,053	1,695	79,777
Net (decrease) increase in cash and cash equivalents	(1,147,082)	(98,057)	881,530
Cash and cash equivalents at the beginning of period	2,028,612	320,087	-
Cash and cash equivalents at the end of period	$881,530	$222,030	$881,530
Supplemental disclosure for cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Notes to Consolidated Unaudited Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Santaro Interactive Entertainment Company (the “Company”) was incorporated on December 30, 2009 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s fiscal year end is December 31.

The accompanying consolidated financial statements include the accounts of the following entities, and all significant intercompany transactions and balances have been eliminated in consolidation as of March 31, 2012 and December 31, 2011:

Consolidated entity name:	Percentage of ownership
Santaro Holdings, Ltd (“SHL”)	100%
Santaro Investments, Ltd. (“Santaro HK”)	100%
Ningbo Sntaro Network Technology Co., Ltd. (“Ningbo Sntaro”)	100%
Beijing Sntaro Technology Co., Ltd. (“Beijing Sntaro”)	Variable Interest Entity
Beijing Sntaro Freeland Network Co., Ltd. (“FL Network”)	100% subsidiary of Beijing Sntaro

The Financial Accounting Standards Board’s (“FASB”) accounting standards address whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements. In accordance with the provisions of the accounting standard, the Company has determined that Beijing Sntaro is a VIE and that the Company is the primary beneficiary and has a controlling financial interest. Accordingly, the consolidated financial statements of Beijing Sntaro are consolidated into the financial statements of the Company.

2. VARIABLE INTEREST ENTITIES

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP, services in the PRC such as the business of providing online games. In September 2010, a series of contractual arrangements were entered into among Ningbo Sntaro and Beijing Sntaro and its individual owners. Pursuit to the agreements, Ningbo Sntaro provides exclusive technical consulting and management services to Beijing Sntaro. A summary of the major terms of the agreements is as follows:

(1)	Ningbo Sntaro has the sole discretion to determine the amount of the fees it will receive and it intends to transfer substantially all of the economic benefits of Beijing Sntaro to Ningbo Sntaro;
(2)	The equity of Beijing Sntaro owners irrevocably granted the Ningbo Sntaro the right to make all operating and business decisions for Beijing Sntaro on behalf of themselves;
(3)	All equity owned by the three equity owners of Beijing Sntaro were pledged to Ningbo Sntaro as a collateral against the service fee payable to Ningbo Sntaro;
(4)	The equity owners of Beijing Sntaro may not dispose of or enter into any other agreements in connection with, the common shares without prior consent by Ningbo Sntaro;
(5)	Ningbo Sntaro bears Beijing Sntaro’s operating risk.

Pursuant to the above arrangements, all of the equity owners' rights and obligations of Beijing Sntaro were assigned to Ningbo Sntaro, which resulted in the equity owners of Beijing Sntaro lacking the ability to make decisions that have a significant effect on Beijing Sntaro's operations and Ningbo Sntaro's ability to extract the profits from the operation of Beijing Sntaro, and assume the Beijing Sntaro's residual benefits. Because the Ningbo Sntaro and its indirect parent are the sole interest holders of Beijing Sntaro, the Company consolidates Beijing Sntaro from its inception consistent with the provisions of FASB Accounting Standards Codification ("ASC") 810-10.

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

Most of our operations are conducted through our affiliated companies which the Company controls through contractual agreements in the form of VIEs. Current regulations in China permit our PRC subsidiaries to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of these Chinese affiliates to make dividends and other payments to us may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations.

A.
Under PRC law, our subsidiary may only pay dividends after 10% of its after-tax profits have been set aside as reserve funds, unless such reserves have reached at least 50% of its registered capital. Such cash reserve may not be distributed as cash dividends.

B.
The PRC Income Tax Law also imposes a 10% withholding income tax on dividends generated on or after January 1, 2008 and distributed by a resident enterprise to its foreign investors, if such foreign investors are considered a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with such foreign investors’ establishment or place within China, unless such foreign investors’ jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

As of March 31, 2012, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as follows:

	March 31, 2012	December 31,2011
	(Unaudited)
Total assets	$180,364	$198,095

Total liabilities	$1,960,134	$1,927,064

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues	$-	$-

Net loss	$39,897	$757,339

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and VIEs. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP been included, The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2012, its consolidated results of operations and cash flows for the three-month periods ended March 31, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

The preparation of consolidated financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the fair value determination of financial and equity instruments, the realization of deferred tax assets; the recoverability of intangible assets and property and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Foreign Currency Translation and Transaction

The Company maintains its books and accounting records in People’s Republic of China (the “PRC”) currency "Renminbi" ("RMB"), which is determined as the functional currency. The Company’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period.  Translation adjustments resulting from translation of these financial statements are reflected as accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of operations and comprehensive loss and amounted 5,301 and (29,587) for the three months ended March 31, 2012 and 2011, respectively and (355,435) for the period August 9, 2006 (inception) through March 31, 2012. The balance sheet amounts with the exception of equity at March 31, 2012 were translated at 6.3247 RMB to $1.00 USD as compared to 6.3647RMB at December 31, 2011. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended March 31, 2012 and 2011 were 6.3201 RMB and 6.5894 RMB, respectively.

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

The Company maintains cash deposits in financial institutions or state-owned banks within the PRC that are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of March 31, 2012 and December 31, 2011, the Company’s bank balances exceeded government-insured limits by approximately $881,526and $2,028,608, respectively. To date, the Company has not experienced any losses in such accounts.

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

4. EARNINGS PER SHARE

The FASB’s accounting standard for earnings per share requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Warrants issued on June 27, 2011 and August 29, 2011 to purchase a total of 1,187,500 shares of common stock of the Company were not included in the diluted calculation since our common stock’s average market price did not exceed the exercise price. In addition, the Company had a net loss during current period so dilutive securities would improve negative EPS and have an anti-dilutive effect.

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2012 and 2011:

	2012	2011
	(Unaudited)	(Unaudited)
Net loss for basic and diluted earnings per share	$1,124,105	$861,982

Weighted average shares used in basic and diluted computation	69,875,000	67,500,000
Earnings per share:
Basic and diluted	$(0.016)	$(0.013)

5. GOING CONCERN AND LIQUIDITY

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and has not generated any revenue during the period from its inception to March 31, 2012, has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. The Company has an accumulated deficit of $10,654,428. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2011, the Company obtained a funding of $4,750,000 from the issuance of 2,375,000 shares of our common stock. On December 5, 2011, Mr. Zhilian Chen invested $4,626,818 (RMB 29,260,000) into Beijing Sntaro as a capital injection which is used to pay back the borrowings from CixiYide Auto Company (the “CixiYide”). There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements.

6. OTHER RECEIVABLES

Other receivables of $119,307 and $156,268 as of March 31, 2012 and December 31, 2011 consisted of cash advances given to certain employees for use during business operations and are recognized as general and administration expenses when expenses are incurred. It also includes certain rental deposit.

7. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)

Computer equipment	$542,437	$414,922
Furniture and fixtures	214,143	190,417
Leasehold improvement	216,079	214,721
	972,659	820,060
Less: Accumulated depreciation	(375,009)	(325,648)

Property and equipment, net	$597,650	$494,412

Depreciation expenses for the three months ended March 31, 2012 and 2011 were $47,336 and $20,240, respectively.

8. LONG TERM INVESTMENT

On July 18, 2011, Santaro HK and a non-related company, New Select Group Limited (BVI), established a legal entity named Outlets Internet Sale Limited. Each party holds a 50% interest in New Select Group Limited (BVI) that was formed for the purpose of the development of an online outlet business. Management has classified the investment as a joint venture and will account for the investment under the equity-method of accounting since each investor may participate, directly or indirectly, in the overall management of the joint venture and has joint control in accordance with the provisions of Accounting Standards Codification (ASC) 323 “Investments - Equity Method and Joint Ventures.”

9. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Other payables	$432,113	$454,117
Accrued salaries	32,936	78,917

Total	$465,049	$533,034

Other Payable of $432,113 as of March 31, 2012 consisted of in interest-free loan of $237,165 from a third party named Ningbo Jufeng Textile Co., Ltd to the Company. The loan is unsecured, payable on demand and is outstanding.

10. INCOME TAX EXPENSES

The Company and its subsidiaries file income tax returns separately.

The United States of America
Santaro Interactive Entertainment Company is incorporated in the State of Nevada in the U.S. and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

British Virgin Islands
Santaro Holdings Ltd (the “SHL”) was incorporated in the British Virgin Islands on December 2, 2009. Under the current laws of the British Virgin Islands, SHL is not subject to tax on income or capital gains. In addition, upon payments of dividends by SHL, no British Virgin Islands withholding tax is imposed.

Hong Kong
Santaro Investments, Ltd. (“Santaro HK”) was incorporated in Hong Kong on January 27, 2010. Santaro HK did not earn any income that was derived in Hong Kong for the year ended December 31, 2011 and therefore, was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC
Ningbo Sntaro, Beijing Sntaro and FL Network were all organized under the laws of the PRC which are subject to Enterprise Income Tax (“EIT”) on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the Enterprise Income Tax Law. Pursuant to the PRC Income Tax Laws, the Company and subsidiary are subject to EIT at a statutory rate of 25%.

Deferred Tax Assets
In assessing the realization of deferred tax assets, the Company considers projected future taxable income and tax planning strategies in making its assessment, as of March 31, 2012 and December 31, 2011, for PRC income tax purposes.

Ningbo Sntaro had deferred tax assets of approximately $778,755 and $519,763 as of March 31, 2012 and December 31, 2011, which consisted of a tax loss carry-forward of $3,082,810 and $2,046,088, respectively. Ningbo Sntaro had no other temporary differences as of March 31, 2012 and December 31, 2011. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowance was provided as of March 31, 2012. The deferred tax assets begin to expire beginning in 2014.

Beijing Sntaro had deferred tax assets of approximately $1,163,603 and $1,155,274 as of March 31, 2012 and December 31, 2011, which consisted of a tax loss carry-forward of $4,765,123 and $4,731,783, respectively. Beijing Sntaro had no other temporary differences as of March 31, 2012 and December 31, 2011. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of March 31, 2012. The deferred tax assets begin to expire in 2011.

FL Network had deferred tax assets of approximately $761,299 and $759,661 as of March 31, 2012 and December 31, 2011, which consisted of tax loss carry-forwards of $3,041,076 and $3,034,520, respectively. It had no other temporary differences as of March 31, 2012 and December, 31, 2011. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of March 31, 2012. The deferred tax assets begin to expire in 2014.

During the three months ended March 31, 2012, an aggregated valuation allowance of $2,703,657 was provided since management determines it is more likely than not that all deferred tax asset could not be recognized.

11. EMPLOYEE BENEFITS

The full-time employees of the Company and its subsidiary that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, unemployment insurance and pension benefits. The Company is required to accrue for these benefits based on percentages of 10%, 1% and 12% of the local employees’ average salaries in accordance with the relevant regulations, and to conduct contributions to the state-sponsored medical plans, unemployment insurance and pension benefits. For the three months ended March 31, 2012 and 2011, total amounts expensed for such employee benefits amounted to $52,430 and $44,548, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

12. RELATED PARTY TRANSACTIONS AND BALANCES

The Company is in a development stage and has no revenue to date during the period from its inception to March 31, 2012. CixiYide is a company 97% owned by Mr. Zhilian Chen, the Company’s director and majority stockholder. Mr. Zhilian Chen provides continuous financial support for Beijing Sntaro and Ningbo Sntaro’s business and operation. By the end of 2011, CixiYide and Mr. Zhilian Chen have provided loans to the Company in the amount of $1,577,639. Due to changes in currency exchange rates, the total amount due to CixiYide and Mr. Zhilian Chen is $1,587,617 as of March 31, 2012.

Santaro HK entered into a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered paid-in-capital in accordance with Chinese legal requirements. Santaro HK received the loan in September 2010. At March 31, 2012, the carrying amount of the loan was $150,007.

In the period ended March 31, 2012, Mr. Zhilian Chen provided a $4,743 loan to Ningbo Sntaro.

As of March 31, 2012, the total balance of loans from CixiYide and Mr. Zhilian Chen was $1,742,367. The loans are unsecured and interest free, payable on demand, and are outstanding.

In the year ended December 31, 2011, Mr. Mingyang Li, the Company’s CEO, provided a loan in the amount of $7,856 to Beijing Sntaro and provided a loan in the amount of $5,554 to Ningbo Sntaro. These loans decreased by $6,275 and $1,071 in this quarter, respectively. As of March 31, 2012, the total balance of loans from Mr. Mingyang Li was $6,064. The loans are unsecured and interest free, payable on demand, and are outstanding.

13. LEASE COMMITMENTS

The Company has entered into operating lease arrangements mainly relating to its office premises which will end on December 26, 2014. Future minimum lease payments for non-cancelable operating leases as of March 31, 2012 are as follows:

Rental
Fiscal Year	Commitments

2012	$389,036
2013	518,715
2014	512,952

Total	$1,420,703

Total rental expenses are $151,849 and $59,232 for the three months ended March 31, 2012 and 2011, respectively.

14. SALE OF COMMON STOCK AND WARRANTS

On June 27, 2011, the Company entered into Subscription Agreements with certain institutional investors to sell an aggregate of one million shares of its common stock, and warrants to purchase a total of five hundred thousand shares of its common stock to the buyers for gross proceeds of $2,000,000 before deducting fees and expenses. The warrants mature in three years and have a strike price of $5.00 per share.

On August 29, 2011, the Company entered into Subscription Agreements with certain institutional investors to sell an aggregate of one million three hundred seventy five thousand (1,375,000) shares of its common stock, and warrants to purchase a total of six hundred eighty seven thousand five hundred (687,500) shares of its common stock to the buyers for gross proceeds of $2,750,000 before deducting fees and expenses and excluding the proceeds, if any, from the exercise of the warrants. The warrants mature in three years and have a strike price of $5.00 per share.

All warrants were evaluated for liability treatment and were determined to be equity instruments.

Above two transactions were completed as of December 31, 2011.

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

If the past or current ownership structures, contractual arrangements and businesses of our company Beijing Sntaro are found to be in violation of any existing or future PRC laws or regulations, including the MIIT Circular and Circular 13, the relevant supervisory authorities would have broad discretion in dealing with such violations, including, but not limited to: revoking our business and operating licenses; levying fines; confiscating our income or the income of Beijing Sntaro; shutting down our servers or blocking our website; imposing conditions or requirements with which we may not be able to comply; requiring us to restructure the relevant ownership structure, operations or contractual arrangements; restricting or prohibiting our use of the proceeds from our public offering to finance our business and operations in China; and taking other regulatory or enforcement actions that could be harmful to our business.

16. SUBSEQUENT EVENT

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or that all such material events have been fully disclosed.

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results,. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interest parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which are relied are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Results of Operations

Because the Company is in the development stage, our operations have been limited to developing our products.  As a result, the Company has realized no revenue during the period from August 9, 2006, its inception, through March 31, 2012. The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Operating expenses
Research and development expenses	$698,064	$516,232
Sales and marketing expenses	9,625	18,072
General and administrative expenses	419,857	327,678

Loss from operations	(1,127,546)	(861,982)
Non-operating (income) expenses	(3,441)	-

Loss before income tax expense and non-controlling interest	(1,124,105)	(861,982)

Deferred tax	-	-

Net loss	$(1,124,105)	$(861,982)

Research and Development (R&D) expenses

R&D expenses primarily consist of R&D salary, rent expenses, social assurance, depreciation, and testing fee which occurred for R&D activities. For the three months ended March 31, 2012, R&D expense was $698,064, representing an increase of $181,832, or 35.22%, compared with $516,232 for the corresponding period in 2011 which was due to an increase of $141,872 in rent expenses for a newly rented office; Testing fee increased by $23,247; Property management fee increased by $19,661; Depreciation increased by $14,700 and Design fee decreased by $17,012 compared with the same periods of 2011, respectively. Other variances include expenses for business entertainment, business travelling, etc., presenting a slight decrease, accumulated at approximately $636.

Sales and marketing expenses

Selling expenses mainly represent car expenses and promotion fee. For the three months ended March 31, 2012, selling expense was $9,625, representing a decrease of $8,447 or 46.74% compared with $18,072 for the corresponding period in 2011. It was mainly due to the decrease of water and electricity fee in the amount of $7,338. Meanwhile, compared with the corresponding period, car expense decreased slightly by $1,659, communication fee decreased by $2,009 and promotion fee increased by $1,531. Other miscellaneous fees increased by $1,028.

General and administrative expenses

General and administrative expenses consist primarily of compensation for personnel, business travelling expense, rental and office expense related to ordinary administration and fees for professional services. For the three months ended March 31, 2012, total general and administrative expenses was $419,857, representing an increase of $92,179, or approximately 28.13% as compared to $327,678 for the corresponding period in 2011 which was due to an increase of $65,606 in the salary expense; Professional service fee increased by $33,196; Social insurance increased by $18,714; Depreciation increased by $12,377 and rent expenses decreased by $49,207 compared with the same periods in 2011, respectively. The reason behind the increase of salary was that the Company hired more high level staff for the coming release of the games and Ningbo Company’s Beijing branch’s operation. The increase of professional fee in the amount of $33,196 was due to the payment of audit fee for the Company’s 2011 annual audit. Other variances include expenses occurred for moving expenses, business entertainment fees, and communication fees, etc.

Net loss

For the three months ended March 31, 2012, the net loss increased to $1,124,105 compared with $861,982 for the corresponding period in 2011. The increase in net loss primarily due to an increase in R&D expense and general and administrative expense.

Liquidity and Capital Resources

We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows supported by owners and related parties will be sufficient to meet our working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.

Since we initiated our business operations, we have been funded primarily by related parties. CixiYide provided us a loan in the amount of $1,587,617 for the business’s initial operations. Mr. Zhilian Chen is the major owner of CixiYide.

Going Concern and Liquidity

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and has not generated any revenue during the period from its inception to March 31, 2012, has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. The Company has an accumulated deficit of $10,654,428. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2011, the Company obtained funding in the amount of $4,750,000 from the issuance of 2,375,000 shares of our common stock. On December 5, 2011, Mr. Zhilian Chen invested $4,626,818 (RMB 29,260,000) into Beijing Sntaro as a capital injection which is used to pay back the borrowings from CixiYide. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. The management plans to fund continuing operations through new financing from related parties and equity financing arrangements.

Cash Flows

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(1,086,071)	$(814,828)
Net cash used in investing activities	(74,064)	(14,885)
Net cash provided by financing activities	-	729,961
Effect of foreign currency exchange rate changes on cash and cash equivalents	13,053	1,695
Net decrease in cash and cash equivalents	$(1,147,082)	$(98,057)

Net cash used in operating activates: The Company had no revenue from its inception in 2006 to March 31, 2012. Our net cash used in operating activities increased by $271,243 in the three months ended March 31, 2012 compared to that in the three months ended March 31, 2011. Most operating cash flow is the result of cash-paid expenditure during operation. The increase of net cash used in operating activities was due to an increase in salary expense and rent expense. Since the Company will complete its R&D of Three Kingdoms Online and 108 Warriors, the Company hired more high level staff for the preparation of R&D and operations.

Net cash used in investing activities: Our net cash used in investing activities increased by $59,179 in the three months ended March 31, 2012 compared to that in the three months ended March 31, 2011. The increase in net cash used in investing activities was the result of an increase in the purchasing of new equipment, facilities and intangibles during the three months ended March 31, 2012.

Net cash provided by financing activities: Our cash provided by financing activities significantly decreased from $729,961 for the three months ended March 31, 2011 to $0 for the three months ended March 31, 2012. The current financed capital could not support current operation and product development. CixiYide, 97% controlled by the Company’s controlling shareholder, continuously provides financial support.

Working capital

Working capital is deficit $(998,338) as of March 31, 2012 compared with working capital of $228,657 as of December 31, 2011, representing an increase of 337%. The significant change in working capital is due to the development stage of the Company’s games. Because the Company’s games are not yet producing any revenue, the Company obtained loans to support daily operations. The Company obtained a loan in the amount of $1,577,639 at December 31, 2011 from CixiYide. As of March 31, 2012, the Company accumulatively obtained loans in the amount of $1,587,617 from CixiYide. On December 5, 2011, Mr. Zhilian Chen invested $4,626,818 (approximately RMB 29,260,000) into Beijing Sntaro as a capital injection which was used to pay back the borrowing from CixiYide. The Company also received proceeds in the aggregate of $4.75 million upon the issuance of 2.375 million shares of common stocks in June 2011 and August 2011.

Description of Property

The Company’s property and equipment consists wholly of computer equipment, leasehold improvements, and furniture. The book value of the Company’s property and equipment was $597,650as of March 31, 2012.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

All of our revenue and a majority of costs and expenses are denominated in RMB. Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the U.S. dollar or any other currency nonetheless may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under current policy, the value of the RMB is permitted to fluctuate within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the U.S. dollar.

Because substantially all of our earnings and cash assets are denominated in RMB, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency.

Interest Rate Risk

We have not been, nor does it anticipate being, exposed to material risks due to changes in interest rates. Our risk exposure to changes in interest rates relates primarily to the interest expense of bank loans and the interest income generated by cash deposited in interest bearing savings accounts. We have not used, and does not expect to use in the future, any derivative financial instruments to hedge its interest risk exposure. However, our future interest expense and income may fluctuate due to changes in interest rates in the market.

Credit Risk

We are exposed to credit risk from our cash in bank, accounts receivable and deposits to suppliers. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Accounts receivable and deposits to suppliers are subjected to credit evaluations. An allowance would be made, if necessary, for estimated unrecoverable amounts by reference to past default experience, if any, and by reference to the current economic environment.

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Our Operations are Substantially in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, we and our subsidiaries’ operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were not effective due to significant deficiencies existing in our internal control over financial reporting as of March 31, 2012.

Changes in Internal Control over Financial Reporting and Remediation Activities

The Company, with the assistance of our independent internal controls consultant, has for some time now proceeded to make specific changes to address the deficiencies of our internal controls. The Company has continued to improve its internal controls over financial reporting in the areas as described below:

1)
Remediating the internal control material weakness identified in our Annual Report on Form 10-K for fiscal year ended December 31, 2011 related to accounting department personnel’s limited knowledge and experience in U.S. GAAP. We believe that this material weakness has been addressed by  hiring an independent financial consulting firm to supervise and monitor local accounting and finance team’s work and also directly responsible for discussing and communicating with auditors on any significant financial issues and audit adjustments;

2)	Improving the design and documentation related to multiple levels of review over financial statements included in our quarterly reports;

3)	Expanding the design and assessment test work over the monitoring function of entity level controls;

4)	Enhancing documentation retention policies over test work related to our continuous management assessments of internal control effectiveness; and

5)	Expanding documentation practices and policies related to various key controls to provide support and audit trails for both internal management assessment as well as external auditor testing.

Since December 31, 2011, the Company has also completed the necessary documentation to our internal controls with the assistance of independent internal controls consulting firm. Further, our internal control consultants conducted extensive internal controls testing in the following areas: equity grants and stock administration, financial reporting (including period end reconciliation, and financial reporting), IT general and application controls (security and access, capturing and processing information, end user computing, data backup and restoration). The Company believes that all deficiencies noted during the testing of effectiveness of internal controls will be fully remediated by December 31, 2012.

Other than these noted changes, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

In addition to the other information in this Form 10-Q, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this on Form 10-Q or that we have made or will make elsewhere.

Risks Related to Our Business and Our Industry

There is substantial doubt about our ability to continue as a going concern.

Our independent public accounting firm has issued an opinion on our audited consolidated financial statements for the year ended December 31, 2011 that states that the consolidated financial statements were prepared assuming we will continue as a going concern, and further states that we have incurred significant losses from operations for the year ended December 31, 2011 and has a working capital deficiency. As noted in the opinion, those conditions raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are discussed in Note 5 to the accompanying unaudited consolidated financial statements to this quarterly report on Form 10-Q. Our future is dependent on our ability to fund continuing operations through new financing from related parties and equity financing arrangements successfully or otherwise address these matters.  If we fail to do so for any reason, we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common stock.

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.  We can provide no assurance that we will at all time in the future be able to report that our internal control is effective.

We have certain significant deficiencies existing in our internal control over financial reporting as of March 31, 2012, based on which our principal executive officer and principal financial officer concluded that internal controls were not effective as of March 31, 2012. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or report significant deficiencies, we might be subject to regulatory sanction and investors may lose confidence in our financial statements, which may be inaccurate if we fail to remedy such significant deficiencies.

Our limited operating history makes it difficult to evaluate our business and prospects.

We were incorporated on December 30, 2009 in the State of Nevada. We have not yet launched three MMORPGs, all of which were under development. Our limited operating history may not provide a meaningful basis for investors to evaluate our business and prospects. Our business strategy has not been proven over time and we cannot be certain that we will be able to successfully operate our online game business.

You should also consider additional risks and uncertainties that may be experienced by early stage companies operating in a rapidly developing and evolving industry. Some of these risks and uncertainties relate to our ability to:

•	develop new MMORPGs that are appealing to game players and meet our expected timetable for launches of new games;

•	raise our brand recognition and game player loyalty; and

•	successfully adapt to an evolving business model.

We may not be successful in addressing the risks listed above, which may materially and adversely affect our business prospects.

Our business, financial condition and results of operations, as well as our ability to obtain financing, may be adversely affected by the downturn in the global or Chinese economy.

The global financial markets have experienced significant disruptions since 2008 and the effect of the crisis has persisted through 2009 and 2010, and to a lesser extent in 2011. China’s economy has also faced challenges. To the extent that there have been improvements in some areas, it is uncertain whether such recovery is sustainable. The online game industry is particularly sensitive to economic downturns, and the macroeconomic environment in China may affect our business and prospects. A prolonged slowdown in China’s economy may lead to a reduced level of online game purchasing activities, which could materially and adversely affect our business, financial condition and results of operations.

Moreover, a slowdown in the global or China’s economy or the recurrence of any financial disruptions may have a material and adverse impact on financings available to us. The weakness in the economy could erode investors’ confidence, which constitutes the basis of the credit markets. The recent financial turmoil affecting the financial markets and banking system may significantly restrict our ability to obtain financing in the capital markets or from financial institutions on commercially reasonable terms, or at all. Although we are uncertain about the extent to which the recent global financial and economic crisis and slowdown of China’s economy may impact our business in the short term and long term, there is a risk that our business, results of operations and prospects will be materially and adversely affected by any ongoing global economic downturn or slowdown in China’s economy.

We may not be successful in operating and improving our games to satisfy the changing demands of game players.

We expect to depend on purchase and continual consumption of virtual items by our game players to generate revenues, which in turn depends on the continued attractiveness of our games to the game players and their satisfactory game-playing experience. We also expect to improve our games through regular updates as well as periodic major enhancements using expansion packs. However, we cannot assure you that our efforts will be effective in eliminating program errors associated with our games, satisfying game player demands, or retaining the continued attractiveness of our games. For example, we may fail to provide game updates and expansion packs in a timely manner due to technologies, resources or other factors, and to timely respond and/or resolve complaints from our game players. Our failure to address these issues could adversely affect the game-playing experience of our game players, damage the reputation of our games, shorten the lifespan of our games, and eventually result in the loss of game players and a decrease in our revenues.

We may fail to launch games according to our timetable, and our games may not be commercially successful.

We have three games in the pipeline, Three Kingdoms Online, UU World, and 108 Warriors. We expect to launch 108 Warriors in June of 2012. We will not generate any revenue from a game until it is launched. However, we cannot assure you that we will be able to meet our timetable for our game launches. A number of factors, including technical difficulties, lack of sufficient game development personnel and other resources could result in delayed launching of our games. In addition, we cannot assure you that our games will be as well received in the market. There are many factors that may adversely affect the popularity of our games. For example, we may fail to anticipate and adapt to future technical trends, new business models and changed game player preferences and requirements, or fail to effectively plan and organize marketing and promotion activities. If the new games we introduce are not commercially successful, we may not be able to recover our product development costs, which can be significant.

Our business may not succeed in a highly competitive market.

Competition in the online game market in China is becoming increasingly intense. According to Securities Asia Estimates, the current Chinese online games market is dominated by eight operators with a total market share of 76%. Tencent, Shanda, and NetEase are the top 3 online game companies in China with combined market share of 50%.  Six of the top Chinese online games operators are listed in the US, and three are listed on the Hong Kong Stock Exchange.

The top online games operators have already begun strengthening their product offering platform and disengaging themselves from dependence on one single product. In this aim, they have achieved notable success, which is evident from the attractive games they currently have in their portfolio. At the same time, most of them have started to develop multiple games targeted at different market segments, and also put more emphasis on promoting a few competitive products to keep ahead of the market and achieve maximum profits.   With their diversified portfolio of games, the top online games operators have been able to maximize interest from potential users and consequently maximize their revenue streams.  Because competition is becoming fiercer in the online games industry, only developers who have core competency in R&D, operations and distribution can expand in a sustainable way, most of which focus on MMORPGs. Moreover, there are many venture-backed private companies focusing on online game development, and MMORPG development in particular, further intensifying the competition. Recently, many of our competitors have been aggressively hiring talent for game development, increasing spending on marketing for games and bidding for licenses of games. Increased competition in the online game market may make it difficult for us to retain our existing employees and attract new employees, and to sustain our growth rate. Furthermore, we also face intense competition for cost-effective marketing resources for online games, such as online game-related websites, which could drive up our marketing costs and decrease the effectiveness of our marketing campaigns.

We expect to generate all of our revenues under the item-based revenue model, which may present risks related to consumer preferences and regulatory restrictions.

We expect to operate our games under the item-based revenue model. Under this revenue model, our game players are free to play the games for an unlimited amount of time, but are charged for the purchases of certain virtual items such as performance-enhancing clothing, equipment and accessories that enhance the game-playing experience. The item-based revenue model requires us to design games that not only attract game players to spend more time playing, but also encourages them to purchase virtual items. The sale of virtual items requires us to track closely consumer tastes and preferences, especially as to in-game consumption patterns. If we fail to design virtual items so as to incentivize game players to purchase them, we may not be able to effectively translate our game player base and their playing time into revenues. Although the item-based revenue model is currently a prevalent revenue model for MMORPGs in China, it does not have a long history of proven commercial application. In addition, the item-based revenue model may cause additional concerns with PRC regulators who have been implementing regulations designed to reduce the amount of time that Chinese youths spend on online games and intended to limit the total amount of virtual currency issued by online game operators and the amount of purchase by individual game player. A revenue model that does not charge for time may be viewed by the PRC regulators as inconsistent with this goal. We cannot assure you that the item-based revenue model will continue to be commercially successful, or that we will not in the future need to change our revenue model to a new revenue model. Any change in revenue model could result in disruption of our game operations and decrease in the number of our game players.

Rapid technological changes may increase our game development costs.

The online game industry is evolving rapidly, so we need to anticipate new technologies and evaluate their possible market acceptance. In addition, government authorities or industry organizations may adopt new standards that apply to game development. Any new technologies and new standards may require increases in expenditures for MMORPG development and operations, and we will need to adapt our business to cope with the changes and support these new services to be successful. If we fall behind in adopting new technologies or standards, our existing games may lose popularity, and our newly developed games may not be well received in the marketplace. As a result, our business prospects and results of operations could be materially and adversely affected.

Our business may be materially harmed if our MMORPGs are not featured in a sufficient number of Internet cafes in China.

A substantial number of game players access our games through Internet cafes in China. Due to limited hardware capacity, Internet cafes generally feature a limited number of games on their computers. We thus compete with a growing number of other online game operators to ensure that our games are featured on these computers. We take steps to ensure that our games are featured in a sufficient number of Internet cafes, including maintaining good relationships with Internet cafe operators, requiring our distributors to maintain a sales presence in a large number of Internet cafes, conducting periodical promotional activities in select Internet cafes, and other general sales and marketing efforts. If we fail to maintain good relationships with Internet cafe operators, or if we and/or our distributors fail to successfully persuade Internet cafes to feature our MMORPGs, our revenues may be materially and adversely affected.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs.

Our success depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. We cannot assure you that third parties will not assert intellectual property claims against us. We are subject to additional risks if entities licensing to us intellectual property, including, for example, game source codes, do not have adequate rights in any such licensed materials. The validity and scope of claims relating to the intellectual property of game development and technology involve complex scientific, legal and factual questions and analysis and, therefore, tend to be uncertain. If third parties assert copyright or patent infringement or violation of other intellectual property rights against us, we have to defend ourselves in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our games or subject us to injunctions prohibiting the development and operation of our games.

Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We regard our copyrights, trademarks, service marks, trade secrets and other intellectual property as critical to our success. Unauthorized use of the intellectual property used in our business, whether owned by us or licensed to us, may adversely affect our business and reputation.

We rely on copyright, trademark, trade secret and other intellectual property law, as well as non-competition, confidentiality and license agreements with our employees, licensors, business partners and others to protect our intellectual property rights. Our employees are generally required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership rights that they may claim in those works. Despite our precautions, third parties may obtain and use intellectual property that we own or license without our consent. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights may materially and adversely affect our business.

For instance, pirate game servers illegally operate unauthorized copies of our online games and enable players to play those games without purchasing prepaid cards for our online games. Despite our efforts to shut down pirate game servers, we believe that a significant number of pirate game servers continue to operate unauthorized copies of our online games. If pirate game servers continue to operate any of our online games, our business, financial condition and results of operations may be materially and adversely affected.

The validity, enforceability and scope of protection of intellectual property in online game industry are uncertain and still evolving. In particular, the laws and enforcement procedures in the PRC are uncertain and do not protect intellectual property rights in this area to the same extent as do the laws and enforcement procedures in the United States and other developed countries. Policing unauthorized use of intellectual properties is difficult and expensive. Any steps we have taken to prevent the misappropriation of our intellectual properties may be inadequate. Moreover, litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations.

We may fail to maintain a stable and efficient physical distribution network for our prepaid game cards.

Online payment systems in China are in a developmental stage and are not as widely available to or accepted by consumers in China as they are in the United States. We rely heavily on a physical distribution network composed of third-party distributors to cover a network of retail outlets across China for the sales of our prepaid game cards to our game players. We sell prepaid game cards in virtual and physical form to a range of regional third-party distributors, who in turn sub-distribute them to numerous retail outlets across China. As a result, our revenues could be adversely affected by the under-performance of our distributors, such as the failure to meet minimum sales or penetration targets or the failure to establish an extensive retail network.

We could be liable for breaches of security of our and third-parties’ online payment platforms, and sales made through those channels might have a negative impact on our revenues.

We expect to sell a substantial portion of our virtual prepaid game cards through other third-party online payment platforms. We also expect to rely on our own website to directly sell our virtual prepaid game cards and game points to our game players. In all these online transactions, secured transmission of confidential information, such as customers’ credit card numbers and expiration dates, personal information and billing addresses, over public networks is essential to maintain consumer confidence. As a result, the associated online crime will likely increase as well. We cannot assure you that our current security measures and those of the third parties with whom we transact business are adequate. We must be prepared to increase our security measures and efforts so that our game players have confidence in the reliability of the online payment systems that we use, which will require additional costs and expenses and may still not be completely safe. In addition, we do not have control over the security measures of our third-party online payment vendors. Security breaches of the online payment systems that we use could expose us to litigation and possible liability for failing to secure confidential customer information and could harm our reputation, ability to attract customers and ability to encourage customers to purchase virtual items.

We are dependent upon our existing management, our key development personnel and qualified technical personnel, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers and our key development personnel, such as our Chairman, Zhilian Chen, Chief Executive Officer, Mingyang Li and our Chief Operating Officer, Sixiao Yan. If one or more of our executive officers and key development personnel were unable or unwilling to continue in their present positions, we might not be able to replace them easily or at all. In addition, if any of our executive officers or key employees joins a competitor or forms a competing company, we may lose know-how, key professionals and staff members as well as suppliers. These executive officers and key employees could develop and operate games that could compete with and take game players away from our existing and future games. Each of our executive officers and key personnel has entered into an employment agreement with us, which contains non-competition provisions. However, if any dispute arises between our executive officers, key employees and us, these non-competition provisions may not be enforceable in China. If any of these were to happen, our competitive position and business prospects may be materially and adversely affected.

We have limited insurance coverage.

The insurance industry in China is still in the early stages of development. Insurance companies in China offer limited insurance products. We have determined that the risks of disruption or liability from our business, the loss or damage to our property, including our facilities, equipment and office furniture, the cost of insuring for these risks, and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption, litigation or property insurance coverage for our operations in China except for insurance on some company owned vehicles. Any uninsured occurrence of loss or damage to property, or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

There are uncertainties regarding the future growth of the online game industry in China.

The online game industry, from which we derive all of our revenues, is a relatively new and evolving industry. The growth of the online game industry and the level of demand and market acceptance of our games are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the online game industry, many of which are beyond our control, including:

•	the growth of personal computer, Internet and broadband users and penetration in China and other markets in which we offer our games, and the rate of any such growth;

•	whether the online game industry, particularly in China and the rest of the Asia-Pacific region, continues to grow and the rate of any such growth;

•
general economic conditions in China, particularly economic conditions adversely affecting discretionary consumer spending, such as the slowdown in China’s economic growth partly caused by the recent global crisis in the financial services and credit markets;

•	the availability and popularity of other forms of entertainment, particularly games of console systems, which are already popular in developed countries and may gain popularity in China; and

•	changes in consumer demographics and public tastes and preferences.

There is no assurance that online games, in particular MMORPGs, will continue to be popular in China or elsewhere. A decline in the popularity of online games in general, or the MMORPGs that we operate, will likely adversely affect our business and prospects.

The successful operation of our business and implementation of our growth strategies, including our ability to accommodate additional game players in the future, depend upon the performance and reliability of the Internet infrastructure and fixed telecommunications networks in China.

Although private Internet service providers currently exist in China, almost all access to the Internet is maintained through state-owned telecommunications operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology, or MIIT (formerly the Ministry of Information Industry). We rely on this infrastructure to provide data communications capacity primarily through local telecommunications lines. Although the government has announced plans to develop aggressively the national information infrastructure, we cannot assure you that this infrastructure will be developed as planned or at all. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure. The Internet infrastructure in China may not support the demands necessary for the continued growth in Internet usage.

The limited use of personal computers in China and the relatively high cost of Internet access in relation to per capita gross domestic product may limit the development of the Internet in China and impede our growth.

The penetration rate for personal computers in China is significantly lower than it is in the United States and other developed countries. Furthermore, the cost of Internet access is still relatively high as compared to other developed countries. The limited use of personal computers in China and the relatively high cost of Internet access may limit the growth of our business. In addition, there may be increases in Internet access fees or telecommunication fees in China. If that happens, the number of our game players may decrease and the growth of our game player base may be materially impacted.

Risks Related to Our Structure and Restrictions

If the PRC government determines that the agreements that establish the VIE structure for operating our business does not comply with PRC government restrictions on foreign investment in the online game industry, we could face severe penalties.

Various regulations in China currently restrict or prevent foreign-invested entities from engaging in telecommunication services, including operating online games. Because of these restrictions, our online game operations in the PRC are conducted through our VIE, Beijing Sntaro Technology Co., Ltd., a PRC company (“Beijing Sntaro”) that has 100% ownership interest in Beijing Sntaro Freeland Network Co. Ltd., a PRC Company, through a series of contractual arrangements. For details of these contractual arrangements, see our Annual Report on Form 10-K filed with the SEC on March 29, 2012.

A circular issued by MIIT in July 2006, or the MIIT circular, reiterated the regulations on foreign investment in telecommunications businesses. Under this circular, a domestic company that holds a license for the provision of Internet information service, or an ICP license, or a license to conduct any value-added telecommunications business in China, is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors to conduct value-added telecommunications businesses illegally in China. Furthermore, the relevant trademarks and domain names that are used in the value-added telecommunications business must be owned by the local ICP license holder. The circular further requires each ICP license holder to have the necessary facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with the standards set forth under relevant PRC regulations.

On September 28, 2009, the General Administration of Press and Publications, or the GAPP, the National Copyright Administration (“NCA”), and National Office of Combating Pornography and Illegal Publications (“NOCPIP”) jointly published the “Stipulations on ‘Three Provisions’ ” of the State Council and the Relevant Interpretations of the State Commission Office for Public Sector Reform and the Further Strengthening of the Administration of Pre-examination and Approval of Online games and the Examination and Approval of Imported Online games (Xin Chu Lian [2009] No. 13), or Circular 13. Circular 13 restates the general principle espoused in recently promulgated regulations that foreign investment is not permitted in online game operating businesses in China. According to Circular 13, foreign investors are prohibited from participating in online game operating businesses via wholly owned, equity joint venture or cooperative joint venture investments in China, and from controlling and participating in such businesses directly or indirectly through contractual or technical support arrangements. In the event of a violation of these provisions, GAPP shall, in conjunction with the relevant government authorities of the PRC, investigate and handle the same in accordance with the law. In serious cases, the relevant licenses and registrations shall be revoked. However, due to the lack of a detailed interpretation of Circular 13, it is not yet clear how it will be implemented. Moreover, Circular 13 was issued solely by GAPP, NCA and NOCPIP, instead of being jointly issued by the publication administration authorities and other government authorities which are in charge of the related business operations, like the Ministry of Commerce, or the MOFCOM, and the MIIT, and the scope, implementation and enforcement of Circular 13 from the views of the above mentioned other authorities remain uncertain.

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

If our past or current ownership structures, contractual arrangements and businesses is found to be in violation of any existing or future PRC laws or regulations, including the MIIT Circular and Circular 13, the relevant supervisory authorities would have broad discretion in dealing with such violations, including, but not limited to: revoking our business and operating licenses; levying fines; confiscating our income or the income of Beijing Sntaro; shutting down our servers or blocking our website; imposing conditions or requirements with which we may not be able to comply; requiring us to restructure the relevant ownership structure, operations or contractual arrangements; restricting or prohibiting our use of the proceeds from our public offering to finance our business and operations in China; and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations.

Ningbo Sntaro’s contractual arrangements with Beijing Sntaro and its shareholders may not be as effective in providing control over Beijing Sntaro as direct ownership of Beijing Sntaro and the shareholders of Beijing Sntaro may have potential conflicts of interest with us.

We have no ownership interest in Beijing Sntaro and we conduct substantially all of our operations and expect to generate substantially all of our revenues through contractual arrangements that our subsidiary, Beijing Sntaro, had entered into with Beijing Sntaro and its shareholders, and such contractual arrangements are designed to provide us with effective control over Beijing Sntaro. See our Annual Report on Form 10-K filed with the SEC on March 29, 2012 for a description of these contractual arrangements. We depend on Beijing Sntaro to hold and maintain certain licenses necessary for our game business. Beijing Sntaro also owns all of the necessary intellectual property, facilities and other assets relating to the operation of our games, and employs personnel for our game operations and distribution.

If we had direct ownership of Beijing Sntaro, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Beijing Sntaro, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. Due to our VIE structure, we have to rely on contractual rights to effect control and management of Beijing Sntaro, which exposes us to the risk of potential breach of contract by the shareholders of Beijing Sntaro.

The shareholders of Beijing Sntaro may breach, or cause Beijing Sntaro to breach, the contracts for a number of reasons. For example, their interests as shareholders of Beijing Sntaro and the interests of our company may conflict and we may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, we may have to rely on legal or arbitral proceedings to enforce our contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost us substantial financial and other resources, and result in disruption of our business, and we cannot assure you that the outcome will be in our favor.

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over Beijing Sntaro, and our ability to conduct our business may be materially and adversely affected.

Contractual arrangements between Ningbo Sntaro and Beijing Sntaro may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If the contractual arrangements between Ningbo Sntaro and Beijing Sntaro are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow our tax savings, adjust the profits and losses of our respective PRC entities and assess late payment interest and penalties.

If any of our PRC operating entities incurs debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements with the PRC operating entities we currently have in place in a manner that would materially and adversely affect the PRC operating entities’ ability to pay dividends and other distributions to us. Furthermore, relevant PRC laws and regulations permit payments of dividends by the PRC operating entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards and regulations. Under PRC laws and regulations, each of the PRC operating entities is also required to set aside a portion of its net income each year to fund specific reserve funds. These reserves are not distributable as cash dividends. In addition, subject to certain cumulative limits, the statutory general reserve fund requires annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends. As a result of these PRC laws and regulations, the PRC operating entities are restricted in their ability to transfer a portion of their net assets to us whether in the form of dividends, loans or advances. Any limitation on the ability of the PRC operating entities to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

The laws and regulations governing the online game industry in China are evolving and subject to future changes. We may fail to obtain or maintain all applicable permits and approvals.

The online game industry in China is highly regulated by the PRC government. Various regulatory authorities of the PRC central government, such as the State Council, the MIIT, GAPP, the Ministry of Culture and the Ministry of Public Security, are empowered to issue and implement regulations governing various aspects of the online game industry.

We are required to obtain applicable permits or approvals from different regulatory authorities in order to operate our online game business. For example, as an online game operator in China, we must obtain an Online Cultural Operating Permit from the Ministry of Culture and an Internet publishing license from GAPP in order to distribute games through the Internet. If we fail to maintain any of our permits or approvals or to apply for permits and approvals on a timely basis, we may be subject to various penalties, including fines and the discontinuation or restriction of our operations.

As the online game industry is at an early stage of development in China, new laws and regulations may be adopted from time to time to require additional licenses and permits other than those we currently have, and address new issues that arise. In addition, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to the online game industry. We cannot assure you that we will be able to obtain timely, or at all, required licenses or any other new license required in the future. We cannot assure you that we will not be found in violation of any current PRC laws or regulations should their interpretations change, or that we will not be found in violation of any future PRC laws or regulations.

Risks Related to Doing Business in China

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

Substantially all of our assets and operations are located in China. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and operating results.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.

We conduct substantially all of our operations through Ningbo Sntaro and Beijing Sntaro, companies established in the PRC. Ningbo Sntaro is generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is a civil law system based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. We cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, the preemption of local regulations by national laws, or the overturn of local government’s decisions by the higher level government. These uncertainties may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The Renminbi is not a freely convertible currency, and the restrictions on currency exchanges may limit our ability to use revenues generated in Renminbi to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of Renminbi into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.  In the PRC, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the Renminbi into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.”  Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE.  However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, the Ministry of Commerce (the “MOC”), joined by the China Securities Regulatory Commission (the “CSRC”), State-owned Assets Supervision and Administration Commission of the State Council (the “SASAC”), the State Administration of Taxation (the “SAT”), the State Administration of Industry and Commerce (the “SAIC”), and SAFE, jointly promulgated a rule entitled the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which took effect as of September 8, 2006.  This new regulation, among other things, has certain provisions that require special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. However, the new regulation does not expressly provide that approval from the CSRC is required for the offshore listing of the SPV which acquires, directly or indirectly, equity interest or shares of domestic PRC entities held by domestic companies or individuals by cash payment, nor does it expressly provide that approval from CSRC is not required for the offshore listing of a SPV which has fully completed its acquisition of equity interest of domestic PRC equity prior to September 8, 2006. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

It is not clear whether the provisions in the new regulation regarding the offshore listing and trading of the securities of a SPV applies to an offshore company such as us which owns controlling contractual interest in the PRC operating entities. We believe that the M&A Rules and the CSRC approval are not required in the context of the share exchange we consummated in October 2010 because (i) such share exchange is a purely foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations; (ii) we are not a SPV formed or controlled by PRC companies or PRC individuals; and (iii) we are owned or substantively controlled by foreigners.  However, we cannot be certain that the relevant PRC government agencies, including the CSRC, would reach the same conclusion, and we still cannot rule out the possibility that CSRC may deem that the share exchange circumvented the new M&A rules, the PRC Securities Law and other rules and notices.

If the CSRC or another PRC regulatory agency subsequently determines that the CSRC’s approval is required for the share exchange, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this offering into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel the transaction.

The M&A Rules, along with foreign exchange regulations discussed in the above subsection, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our acquisition strategy. For example, our operating companies’ ability to remit dividends to us, or to engage in foreign-currency-denominated borrowings, may be conditioned upon compliance with the SAFE registration requirements by such Chinese domestic residents, over whom we may have no control. In addition, such Chinese domestic residents may be unable to complete the necessary approval and registration procedures required by the SAFE regulations. Such uncertainties may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use the local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi continually appreciated approximately 2.6% against the U.S. dollar in 2005, 3.2% in 2006, 6.4% in 2007, 6.3% in 2008, 0.2% in 2009, 3.3% in 2010 and 3.7% in 2011. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign operating subsidiary and VIEs into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiary and VIEs’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or those Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese Renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese Renminbi to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We may have difficulty establishing adequate management, legal and financial controls in the PRC.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, some of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon some of our directors and senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. It would also be difficult for investors to bring an original lawsuit against us or our directors or executive officers before a Chinese court based on U.S. federal securities laws or otherwise. Moreover, China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Under the new EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and holders of our securities.

Under the new Enterprise Income Tax Law (or EIT Law), an enterprise established outside of China with its “de facto management body” in China is considered a “resident enterprise,” meaning that it can be treated the same as a Chinese enterprise for enterprise income tax purposes. The implementing rules of the new EIT Law defines “de facto management body” as an organization that exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of an enterprise. Currently no interpretation or application of the new EIT Law and its implementing rules is available, therefore it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that China Net is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we will be subject to enterprise income tax at a rate of 25% on our worldwide income as well as PRC enterprise income tax reporting obligations. This would mean that income such as interest on offering proceeds and other non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the new EIT Law and its implementing rules dividends paid to us by our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, a 10% withholding tax will be imposed on dividends we pay to our non-PRC shareholders.

Our PRC operating companies are obligated to withhold and pay PRC individual income tax in respect of the salaries and other income received by their employees who are subject to PRC individual income tax. If they fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, they may be subject to certain sanctions and other penalties, which could have a material adverse impact on our business.

Under PRC laws, Ningbo Sntaro and the our other PRC operating entities will be obligated to withhold and pay individual income tax in respect of the salaries and other income received by their employees who are subject to PRC individual income tax. Such companies may be subject to certain sanctions and other liabilities under PRC laws in case of failure to withhold and pay individual income taxes for its employees in accordance with the applicable laws.

In addition, the SAT has issued several circulars concerning employee stock options. Under these circulars, employees working in the PRC (which could include both PRC employees and expatriate employees subject to PRC individual income tax) are required to pay PRC individual income tax in respect of their income derived from exercising or otherwise disposing of their stock options. Our PRC entities will be obligated to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. While tax authorities may advise us that our policy is compliant, they may change their policy, and we could be subject to sanctions.

Because Chinese laws will govern almost all of our business’ material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Unlike common law systems, the Chinese legal system is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court rooms, interpretation and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until a period of time after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

We face risks related to health epidemics and other natural disasters.

Our business could be adversely affected by the effects of avian flu, SARS or other epidemics or outbreaks. China reported a number of cases of SARS in 2003, which resulted in the closure by the PRC government of many businesses in May and June of 2003 to prevent the transmission of SARS. In recent years, there have been reports of occurrences of avian flu in various parts of China, including a few confirmed human cases and deaths. Any prolonged recurrence of avian flu, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. These could include illness and loss of our management and key employees, as well as temporary closure of our offices and related other businesses, such as server operations, upon which we rely. Such loss of management and key employees or closures would severely disrupt our business operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian flu, SARS or any other epidemic. In addition, other major natural disasters may also adversely affect our business by, for example, causing disruptions of the Internet network or otherwise affecting access to our games.

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold approximately 54% of our outstanding common stock.  Accordingly, these stockholders are able to exert substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future.  As of May 10, 2012, the closing trade price of our Common Stock was $0.375 per share. As of May 14, 2012, we had approximately 382 shareholders of record of our Common Stock, not including shares held in street name.  In addition, during the past two years our Common Stock has had a trading range with a low price of $1.12 per share and a high price of $5.55 per share.

The market price of our Common Stock may be volatile.

The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our Common Stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility particularly for companies whose primary operations are located in the PRC. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

Our officers and directors have limited experience in public company reporting and financial accounting, which could impair our ability to satisfy public company filing requirements and increase our securities compliance costs.

Our officers and directors have limited experience as officers and directors of a publicly traded company, or in complying with the regulatory requirements applicable to a public company. As a result, we could have difficulty satisfying the regulatory requirements applicable to public companies, which could adversely affect the market for our common stock. At present, we rely upon outside experts to advise us on matters relating to financial accounting and public company reporting. While we believe that it will be possible to satisfy our public company reporting requirements through the use of third party experts, our general and administrative costs will remain higher to the extent our officers alone are not able to satisfy our public company reporting requirements.

Because the Company became public by means of a reverse merger, it may not be able to attract the attention of major brokerage firms.

Additional risks may exist since the Company became public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of the Company since there is little incentive to brokerage firms to recommend the purchase of its Common Stock.  No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

We may need additional capital and may sell additional securities or other equity securities or incur indebtedness, which could result in additional dilution to our shareholders or increase our debt service obligations.

We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our cash resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or equity-linked debt securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of our stock.  We plan to retain any future earning to finance growth.

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

 Our Common Stock is considered “penny stock.”

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock is currently less than $5.00 per share and therefore may be a “penny stock.”  Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell the common stock and may affect your ability to sell shares.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

ITEM 2         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

None.

ITEM 6         EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

(a)           Exhibits:

31.1           Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2012
SANTARO INTERACTIVE ENTERTAINMENT COMPANY

By:	/s/ Zhilian Chen
Name: Zhilian Chen
Title: President and Director

By:	/s/ Yan Dong
Name: Yan Dong
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.