Form 10-Q
period 2012-06-30
Santaro Interactive Entertainment Co
filed 2012-08-13
CIK 1487347

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

or

❑         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to             .

Commission File Number 333-165751

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

(Exact name of registrant as specified in its charter)

Nevada	27-1571493

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

901C, 9th Floor, Building 4, Courtyard 1

Shangdi East Road, Haidian District

Beijing, People’s Republic of China, 100025

(Address of Principal Executive Offices including zip code)

+86 15911041464

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ❑

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ❑	Accelerated Filer ❑	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ð No ☑

As of August 10, 2012, 69,875,000 shares of the issuer’s common stock, par value $0.001, were outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$126,760	$2,028,612
Prepaid expenses	98,487	322,580
Other receivables	92,409	156,268

Total current assets	317,656	2,507,460

Property and equipment, net	562,529	494,412
Long term investment	644	644
Intangibles, net	36,634	33,272

Total Assets	$917,463	$3,035,788

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Other payables and accrued expenses	$552,645	$533,034
Due to related parties	2,005,981	1,745,769

Total current liabilities	2,558,626	2,278,803
Commitments and contingencies
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock ($0.001 par value; authorized –75,000,000 shares; issued and outstanding –69,875,000 shares at June 30, 2012 and December 31, 2011, respectively)	69,875	69,875
Additional paid-in capital	10,578,169	10,578,169
Deficit accumulated during the development stage	(11,931,301)	(9,530,323)
Accumulated other comprehensive loss	(357,906)	(360,736)

Total stockholders’ (deficit) equity	(1,641,163)	756,985

Total Liabilities and Stockholders’ (Deficit) Equity	$917,463	$3,035,788

See notes to the consolidated financial statements

* None of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

					August 9, 2006 (inception of Beijing
	Three months ended June 30,		Six months ended June 30,		Sntaro) through
	2012	2011	2012	2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses
Research and development expenses	$823,589	$601,086	$1,521,653	$1,117,318	$7,894,864
Sales and marketing expenses	13,405	28,291	23,030	46,363	209,806
General and administrative expenses	440,072	269,225	859,929	596,903	3,962,584

Loss from operations	(1,277,066)	(898,602)	(2,404,612)	(1,760,584)	(12,067,254)

Non-operating (income) expenses	(193)	-	(3,634)	-	436,866

Loss before non-controlling interest	(1,276,873)	(898,602)	(2,400,978)	(1,760,584)	(12,504,120)

Less: loss attributable to the non-controlling interests	-	-	-	-	(572,819)

Net loss attributable to the Company	(1,276,873)	(898,602)	(2,400,978)	(1,760,584)	(11,931,301)

Other comprehensive loss
Net loss	(1,276,873)	(898,602)	(2,400,978)	(1,760,584)	(12,504,120)
Foreign currency translation adjustment	(2,471)	(88,728)	2,830	(118,315)	(357,906)
Comprehensive loss	(1,279,344)	(987,330)	(2,398,148)	(1,878,899)	(12,862,026)
Less: Comprehensive loss attributable to the non-controlling interest	-	-	-	-	(572, 819)

Comprehensive loss attributable to the Company	$(1,279,344)	$(987,330)	$(2,398,148)	$(1,878,899)	$(12,289,207)

Loss per share:

Basic and diluted	(0.018)	(0.013)	(0.034)	(0.026)

Weighted average number of common shares outstanding – basic and diluted	69,875,000	67,532,967	69,875,000	67,516,575

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock			Deficit accumulated during	Accumulated other	Total deficit of	Non-
	Share	$0.001 Par Value	Additional Paid-In Capital	development stage	comprehensive income (loss)	the Company’s stockholders	controlling interest	Total deficit
Balance at August 9, 2006	55,670,000	$55,670	$(55,670)	$-	$-	$-	$-	$-
Net (loss)			-	(21,583)	-	(21,583)	-	(21,583)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	884	884	-	884
Inject paid-in capital			139,580	-	-	139,580	-	139,580
Balance at December 31, 2006	55,670,000	55,670	83,910	(21,583)	884	118,881	-	118,881
Net (loss)			-	(483,001)	-	(483,001)	-	(483,001)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	10,100	10,100	-	10,100
Inject paid-in capital			492,141	-	-	492,141	-	492,141
Balance at December 31, 2007	55,670,000	55,670	576,051	(504,584)	10,984	138,121	-	138,121
Net (loss)			-	(805,983)	-	(805,983)	-	(805,983)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	6,693	6,693	-	6,693
Inject paid-in capital			739,775	-	-	739,775	-	739,775
Balance at December 31, 2008	55,670,000	55,670	1,315,826	(1,310,567)	17,677	78,606	-	78,606
Net (loss)			-	(1,937,574)	-	(1,937,574)	(333,044)	(2,270,618)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(22)	(22)	-	(22)
Inject paid-in capital			-	-	-	-	437,771	437,771
Balance at December 31, 2009	55,670,000	55,670	1,315,826	(3,248,141)	17,655	(1,858,990)	104,727	(1,754,263)
Net (loss)			-	(2,507,714)	-	(2,507,714)	(239,775)	(2,747,489)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(130,863)	(130,863)	-	(130,863)
Effect of reverse acquisition	11,830,000	11,830	(112,100)	-	-	(100,270)	135,048	34,778
Balance as of December 31, 2010	67,500,000	67,500	1,203,726	(5,755,855)	(113,208)	(4,597,837)	-	(4,597,837)
Net (loss)			-	(3,774,468)	-	(3,774,468)	-	(3,774,468)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(247,528)	(247,528)	-	(247,528)
Common stock issued for cash June 27, 2011	1,000,000	1,000	1,999,000	-	-	2,000,000	-	2,000,000
Common stock issued for cash August 29, 2011	1,375,000	1,375	2,748,625	-	-	2,750,000	-	2,750,000
Capital contribution			4,626,818	-	-	4,626,818	-	4,626,818
Balance as of December 31, 2011	69,875,000	69,875	10,578,169	(9,530,323)	(360,736)	756,985	-	756,985
Net (loss)			-	(2,400,978)	-	(2,400,978)	-	(2,400,978)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	2,830	2,830	-	2,830
Balance as of June 30, 2012 (unaudited)	69,875,000	$69,875	$10,578,169	$(11,931,301)	$(357,906)	$(1,641,163)	$-	$(1,641,163)

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Statements of Cash Flows

			August,2006
			(inception of
			Beijing Sntaro)
	Six months ended June 30,		through June 30,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,400,978)	$(1,760,584)	$(12,504,120)
Adjustments to reconcile net loss before non-controlling interests to net cash used by operating activities:
Depreciation	105, 234	41,144	410,455
Amortization of intangible assets	4,909	6,004	12,506
Changes in operating assets and liabilities:
Prepaid expense	225,808	36,980	(88,873)
Other receivable	64,225	139,237	(170,332)
Other payables and accrued expenses	(70,596)	168,580	521,705
Due to related parties	(12,229)	-	33,832
Net cash used in operating activities	(2,083,627)	(1,368,639)	(11,784,827)

Cash flows from investing activities:
Purchase of property and equipment	(82,946)	(23,294)	(857,115)
Purchase of intangibles	(8,031)	-	(48,339)
Net cash used in investing activities	(90,977)	(23,294)	(905,454)

Cash flows from financing activities:
Proceeds from sale of stock	-	2,000,000	6,156,274
Paid-in capital injection	-	-	4,626,818
Capital contributed by non-controlling interest owner	-	-	428,290
Loan from a related party	260,849	1,146,410	6,313,843
Repayment of related parties loan	-	-	(4,786,811)
Net cash provided by financing activities	260,849	3,146,410	12,738,414
Effect of exchange rate changes on cash and cash equivalents	11,903	5,775	78,627
Net (decrease) increase in cash and cash equivalents	(1,901,852)	1,760,252	126,760
Cash and cash equivalents at the beginning of period	2,028,612	320,087
Cash and cash equivalents at the end of period	$126,760	$2,080,339	$126,760
Supplemental disclosure for cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

The accompanying consolidated financial statements include the accounts of the following entities, and all significant intercompany transactions and balances have been eliminated in consolidation as of June 30, 2012 and December 31, 2011:

Consolidated entity name:	Percentage of ownership
Santaro Holdings, Ltd (“SHL”)	100%
Santaro Investments, Ltd. (“Santaro HK”)	100%
Ningbo Sntaro Network Technology Co., Ltd. (“Ningbo Sntaro”)	100%
Beijing Sntaro Technology Co., Ltd. (“Beijing Sntaro”)	Variable Interest Entity
Beijing Sntaro Freeland Network Co., Ltd. (“FL Network”)	100% subsidiary of Beijing Sntaro

The Financial Accounting Standards Board’s (“FASB”) accounting standards address whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements. In accordance with the provisions of the accounting standards, the Company has determined that Beijing Sntaro is a VIE and that the Company is the primary beneficiary and has a controlling financial interest. Accordingly, the consolidated financial statements of Beijing Sntaro are consolidated into the financial statements of the Company.

2. VARIABLE INTEREST ENTITIES

PRC regulations prohibit direct foreign ownership of business entities providing Internet content, or ICP, services in the PRC such as the business of providing online games. In September 2010, a series of contractual arrangements were entered into among Ningbo Sntaro and Beijing Sntaro and its individual owners. Pursuant to the agreements, Ningbo Sntaro provides exclusive technical consulting and management services to Beijing Sntaro. A summary of the major terms of the agreements is as follows:

(1)	Ningbo Sntaro has the sole discretion to determine the amount of the fees it will receive and it intends to transfer substantially all of the economic benefits of Beijing Sntaro to Ningbo Sntaro;
(2)	The equity owners of Beijing Sntaro irrevocably granted the Ningbo Sntaro the right to make all operating and business decisions for Beijing Sntaro on behalf of themselves;
(3)	All equity owned by the three equity owners of Beijing Sntaro were pledged to Ningbo Sntaro as a collateral against the service fee payable to Ningbo Sntaro;
(4)	The equity owners of Beijing Sntaro may not dispose of or enter into any other agreements in connection with the common shares without prior consent by Ningbo Sntaro;
(5)	Ningbo Sntaro bears Beijing Sntaro’s operating risk.

Pursuant to the above arrangements, all of the equity owners' rights and obligations of Beijing Sntaro were assigned to Ningbo Sntaro, which resulted in the equity owners of Beijing Sntaro lacking the ability to make decisions that have a significant effect on Beijing Sntaro's operations, and enabled Ningbo Sntaro to extract the profits from the operation of Beijing Sntaro, and assume the Beijing Sntaro's residual benefits. Because the Ningbo Sntaro and its indirect parent are the sole interest holders of Beijing Sntaro, the Company consolidates Beijing Sntaro from its inception consistent with the provisions of FASB Accounting Standards Codification ("ASC") 810-10.

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

A.	Under PRC law, our subsidiary may only pay dividends after 10% of its after-tax profits have been set aside as reserve funds, unless such reserves have reached at least 50% of its registered capital. Such cash reserve may not be distributed as cash dividends.

B.	The PRC Income Tax Law also imposes a 10% withholding income tax on dividends generated on or after January 1, 2008 and distributed by a resident enterprise to its foreign investors, if such foreign investors are considered a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with such foreign investors’ establishment or place within China, unless such foreign investors’ jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

As of June 30, 2012, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Total assets	$151,111	$198,095

Total liabilities	$1,973,993	$1,927,064

	Six months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues	$-	$-

Net loss	$81,527	$1,379,871

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

The consolidated interim financial information as of June 30, 2012 and for the six-month periods ended June 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP, have not been included. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012, its consolidated results of operations and cash flows for the six-month periods ended June 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of operations and comprehensive loss and amounted $2,830 and $(118,315) for the six months ended June 30, 2012 and 2011, respectively and $(357,906) for the period August 9, 2006 (inception) through June 30, 2012. The balance sheet amounts with the exception of equity at June 30, 2012 were translated at RMB6.3197 to USD$1.00 as compared to RMB6.3647 at December 31, 2011. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the six months ended June 30, 2012 and 2011 were RMB6.3255 and RMB6.5582, respectively. The average translation rates applied to income statement accounts for the three months ended June 30, 2012 and 2011 were RMB6.3309 and RMB6.5074, respectively.

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

The Company maintains cash deposits in financial institutions or state-owned banks within the PRC that are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of June 30, 2012 and December 31, 2011, the Company’s bank balances exceeded government-insured limits by approximately $126,760 and $2,028,608, respectively. To date, the Company has not experienced any losses in such accounts.

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

ASC 740 clarifies the accounting for uncertain tax positions and requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2012 and 2011:

	2012	2011
	(Unaudited)	(Unaudited)
Net loss for basic and diluted earnings per share	$(1,276,873)	$(898,602)

Weighted average shares used in basic and diluted computation	69,875,000	67,532,967
Earnings per share:
Basic and diluted	$(0.018)	$(0.013)

The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2012 and 2011:

	2012	2011
	(Unaudited)	(Unaudited)
Net loss for basic and diluted earnings per share	$(2,400,978)	$(1,760,584)

Weighted average shares used in basic and diluted computation	69,875,000	67,516,575
Earnings per share:
Basic and diluted	$(0.034)	$(0.026)

5. GOING CONCERN AND LIQUIDITY

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and has not generated any revenue during the period from its inception (August 9, 2006) to June 30, 2012. The company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. The Company has an accumulated deficit of $ 11,931,301. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2011, the Company obtained a funding in the aggregate $4,750,000 from the issuance of 2,375,000 shares of our common stock, and warrants to purchase a total of 1,187,500 shares of our common stock. On December 5, 2011, Mr. Zhilian Chen invested $4,626,818 (RMB 29,260,000) into Beijing Sntaro as a capital injection which is used to pay back the borrowings from CixiYide Auto Company (the “CixiYide”). There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements.

6. OTHER RECEIVABLES

Other receivables of $ 92,409 and $156,268 as of June 30, 2012 and December 31, 2011 consisted of cash advances given to certain employees for use during business operations and are recognized as general and administration expenses when expenses are incurred. It also includes certain rental deposit.

7. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)

Computer equipment	$563,734	$414,922
Furniture and fixtures	215,843	190,417
Leasehold improvement	216,250	214,721
	995,827	820,060
Less: Accumulated depreciation	(433,298)	(325,648)

Property and equipment, net	$562,529	$494,412

Depreciation expenses for the three months ended June 30, 2012 and 2011 were $57,889 and $20,904, respectively. Depreciation expenses for the six months ended June 30, 2012 and 2011 were $105,225 and $41,144, respectively.

8. LONG TERM INVESTMENT

On July 18, 2011, Santaro HK and a non-related company, New Select Group Limited (BVI), established a legal entity named Outlets Internet Sale Limited. Each party holds a 50% interest in Outlets Internet Sale Limited that was formed for the purpose of the development of an online outlet business. Management has classified the investment as a joint venture and will account for the investment under the equity-method of accounting since each investor may participate, directly or indirectly, in the overall management of the joint venture and has joint control in accordance with the provisions of Accounting Standards Codification (ASC) 323 “Investments - Equity Method and Joint Ventures.” There was no activity during the three and six months ended June 30, 2012.

9. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Other payables	$449,574	$454,117
Accrued salaries	103,071	78,917

Total	$552,645	$533,034

Other Payable of $449,574 as of June 30, 2012 consisted of an interest-free loan of $237,353 from a third party named Ningbo Jufeng Textile Co., Ltd, to the Company. The loan is unsecured, payable on demand and is outstanding.

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

Hong Kong

Santaro Investments, Ltd. (“Santaro HK”) was incorporated in Hong Kong on January 27, 2010. Santaro HK did not earn any income that was derived in Hong Kong for the three and six months ended June 30, 2012 and therefore, was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Ningbo Sntaro, Beijing Sntaro and FL Network were all organized under the laws of the PRC which are subject to Enterprise Income Tax (“EIT”) on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the PRC Enterprise Income Tax Law. Pursuant to the PRC Income Tax Laws, the Company and subsidiary are subject to EIT at a statutory rate of 25%.

Deferred Tax Assets

In assessing the realization of deferred tax assets, the Company considers projected future taxable income and tax planning strategies in making its assessment, as of June 30, 2012 and December 31, 2011, for PRC income tax purposes.

Ningbo Sntaro had deferred tax assets of approximately $1,077,360 and $519,763 as of June 30, 2012 and December 31, 2011, which consisted of a tax loss carry-forward of $4,275,115 and $2,046,088, respectively. Ningbo Sntaro had no other temporary differences as of June 30, 2012 and December 31, 2011. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowance was provided as of June 30, 2012 and December 31, 2011. The deferred tax assets begin to expire in 2015.

Beijing Sntaro had deferred tax assets of approximately $1,165,657 and $1,155,274 as of June 30, 2012 and December 31, 2011, which consisted of a tax loss carry-forward of $4,773,279 and $4,731,783, respectively. Beijing Sntaro had no other temporary differences as of June 30, 2012 and December 31, 2011. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of June 30, 2012 and December 31, 2011. The deferred tax assets begin to expire in 2011.

FL Network had deferred tax assets of approximately $762,920 and $759,661 as of June 30, 2012 and December 31, 2011, which consisted of tax loss carry-forwards of $3,047,549 and $3,034,520, respectively. It had no other temporary differences as of June 30, 2012 and December 31, 2011. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of June 30, 2012 and December 31, 2011. The deferred tax assets begin to expire in 2014.

As of June 30, 2012 and December 31, 2011, an aggregated valuation allowance of $3,005,937 and $2,424,698 was provided since management determines it is more likely than not that all deferred tax asset could not be recognized.

11. EMPLOYEE BENEFITS

The full-time employees of the Company and its subsidiary that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, unemployment insurance and pension benefits. The Company is required to accrue for these benefits based on percentages of 10%, 1% and 12% of the local employees’ average salaries in accordance with the relevant regulations, and to conduct contributions to the state-sponsored medical plans, unemployment insurance and pension benefits. For the three months ended June 30, 2012 and 2011, total amounts expensed for such employee benefits amounted to $60,503 and $49,561, respectively. For the six months ended June 30, 2012 and 2011, total amounts expensed for such employee benefits amounted to $112,931 and $94,109, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

12. RELATED PARTY TRANSACTIONS AND BALANCES

The Company is in a development stage and has no revenue to date during the period from its inception (August 9, 2006) to June 30, 2012. CixiYide is a company 97% owned by Mr. Zhilian Chen, the Company’s director and majority stockholder. Mr. Zhilian Chen provides continuous financial support for Beijing Sntaro and Ningbo Sntaro’s business and operation. By the end of 2011, CixiYide and Mr. Zhilian Chen have provided loans to Beijing Sntaro in the amount of $1,577,639. Due to changes in currency exchange rates, the total amount due to CixiYide and Mr. Zhilian Chen was $1,588,873 as of June 30, 2012.

Santaro HK entered into a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered paid-in-capital in accordance with Chinese legal requirements. Santaro HK received the loan in September 2010. At June 30, 2012, the carrying amount of the loan was $150,007.

In the six months ended June 30, 2012, Mr. Zhilian Chen provided a loan in the amount of $4,747 to Ningbo Sntaro. During the six months ended June 30 2012, CixiYide made an additional loan in the amount of $261,088 to Ningbo Sntaro. The total amount due to CixiYide was $261,088 as of June 30 2012.

As of June 30, 2012, the total balance of loans from CixiYide and Mr. Zhilian Chen to the Company was in the aggregate $2,004,715. The loans are unsecured and interest free, payable on demand, and are outstanding.

During the year ended December 31, 2011, Mr. Mingyang Li, the Company’s CEO, provided a loan in the amount of $7,856 to Beijing Sntaro and a loan in the amount of $5,554 to Ningbo Sntaro. These loans decreased by $6,275 and $1,071 in the first quarter of year 2012 and decreased by $1,581 and $3,217 in this quarter, respectively. As of June 30, 2012, the total balance of loans from Mr. Mingyang Li was $1,266. The loans are unsecured and interest free, payable on demand, and are outstanding.

13. LEASE COMMITMENTS

The Company has entered into operating lease arrangements mainly relating to its office premises which will end on December 26, 2014. Future minimum lease payments for non-cancelable operating leases as of June 30, 2012 are as follows:

Rental
Fiscal Year	Commitments

2012	$259,563
2013	519,125
2014	513,358

Total	$1,292,046

Total rental expenses are $290,475 and $128,971 for the six months ended June 30, 2012 and 2011, respectively; and $138,626 and $69,739 for the three months ended June 30, 2012 and 2011, respectively.

14. SALE OF COMMON STOCK AND WARRANTS

On June 27, 2011, the Company entered into Subscription Agreements with certain institutional investors to sell an aggregate of one million (1,000,000) shares of its common stock, and warrants to purchase a total of five hundred thousand (500,000) shares of its common stock to the buyers for gross proceeds of $2,000,000 before deducting fees and expenses. The warrants mature in three years and have a strike price of $5.00 per share.

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

ITEM 2                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the Company’s industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interest parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

Results of Operations

Because the Company is in the development stage, our operations have been limited to developing our products.  As a result, the Company has realized no revenue during the period from August 9, 2006, its inception, through June 30, 2012. The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Six months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Operating expenses
Research and development expenses	$1,521,653	$1,117,318
Sales and marketing expenses	23,030	46,363
General and administrative expenses	859,929	596,903

Loss from operations	(2,404,612)	(1,760,584)
Non-operating (income) expenses	(3,634)	-

Net loss	$(2,400,978)	$(1,760,584)

	Three months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Operating expenses
Research and development expenses	$823,589	$601,086
Sales and marketing expenses	13,405	28,291
General and administrative expenses	440,072	269,225

Loss from operations	(1,277,066)	(898,602)
Non-operating (income) expenses	(193)	-

Net loss	$(1,276,873)	$(898,602)

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Research and Development (R&D) expenses

R&D expenses primarily consist of R&D employee salary, rental expenses, social insurance, depreciation, and testing fee for R&D activities. For the six months ended June 30, 2012, R&D expenses were $1,521,653, representing an increase of $404,335 or 36.19%, compared to $1,117,318 for the corresponding period in 2011. The increase was primarily because rent expense increased by $208,125 due to an increase in rental fee charge for a newly rented Beijing office, Service fee increased by $66,095, consisting of $36,554 paid for outsourcing services required by “Three Kingdoms Online and 108 Warriors” development and $18,955 of rental fee paid for a new upgraded 100G network service, testing fee increased by $55,750, depreciation increased by $39,726, property management fee increased by $39,289, water & electricity fee increased by $11,904, compared to the same period of 2011, respectively. Compared with the corresponding period of 2011, design fee decreased by $24,081 and office expense decreased by $7,270. Other variances include expenses for amortization fee, salaries, welfare expenses, business travelling, etc., presenting a slight increase, accumulated at approximately $14,797.

Sales and marketing expenses

Selling expenses mainly represent car expenses, promotion fee and water & electricity fee. For the six months ended June 30, 2012, selling expense was $23,030, representing a decrease of $23,333 or 50.33% compared to $46,363 for the corresponding period in 2011. The decrease was mainly due to decreases in consultant fee, which decreased by $18,806, in water & electricity fee, which decreased by $7,317, and in car expense, which decreased by $1,589. Meanwhile, compared with the corresponding period, travelling expenses were increased slightly by $1,352 and promotion fee increased by $1,148. Other miscellaneous fees increased by $1,879.

General and administrative expenses

General and administrative expenses consist primarily of compensation for personnel, professional service fee, business travelling expense, rental and office expense related to ordinary administration. For the six months ended June 30, 2012, total general and administrative expenses were $859,929, representing an increase of $263,026, or approximately 44.07% as compared to $596,903 for the corresponding period in 2011. The increase was due to increases in salary expense, which increased by $141,058, in professional service fee, which increased by $105,031, in social insurance, which increased by $26,533, in depreciation, which increased by $24,241, in business entertainment fees, which increased by $11,690. Meanwhile, rent expenses decreased by $46,620, welfare expenses decreased by $18,979 and office expense decreased by $14,781 compared to the same period in 2011, respectively. The reason behind the increase in salary expense was that the Company hired more high level staff for the coming release of the games and Ningbo Company’s Beijing branch’s operation. The increase of $33,196 in professional fee was due to the payment of audit fees for the Company’s 2011 annual audit and the auditors’ review fees of the Company’s first quarter report of 2012 and SOX consulting fee for the second quarter of 2012. Other variances include expenses occurred for communication fee, business travelling expense, and membership expenses, etc.

Net loss

For the six months ended June 30, 2012, net loss increased to $2,400,978 from $1,760,584 for the corresponding period in 2011. The increase in net loss was primarily due to increases in R&D expenses and general and administrative expenses.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Research and Development (R&D) expenses

R&D expenses primarily consist of R&D employee salary, rental expenses, social insurance, depreciation, and testing fee for R&D activities. For the three months ended June 30, 2012, R&D expenses were $823,589, representing an increase of $ 222,503, or 37.02%, compared to $601,086 for the corresponding period in 2011. The increase was primarily because rent expenses increased by $66,253 due to an increase in rental fee charge for a newly rented Beijing office. service fee increased by $55,509, consisting of $36,554 paid for outsourcing services required by “Three Kingdoms Online and 108 Warriors” development and $18,955 paid as a rental fee for a new upgraded 100G network service, testing fee increased by $32,503, depreciation increased by $25,026, property management fee increased by $19,628, social assurance increased by $11,448 and salary increased by $10,345, compared to the same period of 2011, respectively. Other variances include expenses for water & electricity, design fee, welfare expenses, business travelling, etc., presenting a slight increase, accumulated at approximately $1,791.

Sales and marketing expenses

Selling expenses mainly represent car expenses, water & electricity fee and communication fee. For the three months ended June 30, 2012, selling expense was $13,405, representing a decrease of $14,886 or 52.62%, compared to $28,291 for the corresponding period in 2011. The decrease was mainly due to decreases in consultant fee, which decreased by $18,806. Meanwhile, communication fee was increased by $1,859, and travelling expenses increased by $1,352. Others variances include expenses for business entertainment, office expenses, promotion fee, etc., presenting a slight increase, accumulated at approximately $709.

General and administrative expenses

General and administrative expenses consist primarily of compensation for personnel, business travelling expense, rental and office expense related to ordinary administration and fees for professional services. For the three months ended June 30, 2012, total general and administrative expenses were $440,072, representing an increase of $170,847, or approximately 63.46% as compared to $269,225 for the corresponding period in 2011. The increase was due to a decrease in welfare expenses, which decreased by $18,591, increases in depreciation, which increased by $11,864, in salary expense, which increased by $75,452, in professional service fee, which increased by $71,814 and in social insurance, which increased by $7,820, compared to same period of 2011, respectively. The reason behind the increase of salary was that the Company hired more high level staff for the coming release of the game, compared to the same period of 2011. The increase of $50,230 in professional fee was due to the payment for the auditors’ review fees of the Company’s first quarter report of 2012 and SOX consulting fee for the second quarter of 2012. Other variances include expenses occurred for business entertainment, service fee, and travelling expense etc.

Net loss

For the three months ended June 30, 2012, net loss increased to $1,276,873 from $898,602 for the corresponding period in 2011. The increase in net loss was primarily due to an increase in R&D expenses and general and administrative expenses.

Liquidity and Capital Resources

We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows supported by owners and related parties will be sufficient to meet our working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.

Since we initiated our business operations, we have been funded primarily by related parties. CixiYide provided us a loan in the amount of $1,849,961 for the business’s initial operations. Mr. Zhilian Chen is the major owner of CixiYide.

Going Concern and Liquidity

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and has not generated any revenue during the period from its inception (August 9, 2006) to June 30, 2012, has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. The Company has an accumulated deficit of $11,931,301 as of June 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2011, the Company obtained funding in the amount of $4,750,000 from the issuance of 2,375,000 shares of our common stock, and warrants to purchase a total of 1,187,500 shares of our common stock. On December 5, 2011, Mr. Zhilian Chen invested $4,626,818 (RMB 29,260,000) into Beijing Sntaro as a capital injection to pay back the borrowings from CixiYide. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. The management plans to fund continuing operations through new financing from related parties and equity financing arrangements.

Cash Flows

	Six months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(2,083,627)	$(1,368,639)
Net cash used in investing activities	(90,977)	(23,294)
Net cash provided by financing actives	260,849	3,146,410
Effect of foreign currency exchange rate changes on cash and cash equivalents	11,903	5,775
Net (decrease) increase in cash and cash equivalents	$(1,901,852)	$1,760,252

Net cash used in operating activates: The Company had no revenue from its inception in 2006 to June 30, 2012. Our net cash used in operating activities increased by $714,988 in the six months ended June 30, 2012 compared to that in the six months ended June 30, 2011. Most operating cash flow is the result of cash-paid expenditure during operation. The increase of net cash used in operating activities was due to an increase in salary expense, rent expense and professional service fee. Since the Company will complete its R&D of Three Kingdoms Online and 108 Warriors, the Company hired more high level staff for the preparation of R&D and operations.

Net cash used in investing activities: Our net cash used in investing activities increased by $67,683 in the six months ended June 30, 2012 compared to that in the six months ended June 30, 2011. The increase in net cash used in investing activities was the result of an increase in the purchasing of new equipment, facilities and intangibles during the six months ended June 30, 2012.

Net cash provided by financing activities: Our cash provided by financing activities significantly decreased to $260,849 for the six months ended June 30, 2012 from $3,146,410 for the six months ended June 30, 2011. The current financed capital could not support current operation and product development. CixiYide, 97% controlled by the Company’s controlling shareholder, continuously provides financial support.

Working capital

We have working capital deficit of $(2,240,970) as of June 30, 2012 compared with working capital of $228,657 as of December 31, 2011, representing an increase of deficit of 1080%. The significant change in working capital is due to the development of the Company’s games. Because the Company’s games have not yet producing any revenue, the Company obtained loans to support daily operations. The Company obtained a loan in the amount of $1,577,639 as of December 31, 2011 from CixiYide. As of June 30, 2012, the Company accumulatively obtained loans in the amount of $1,849,961 from CixiYide. On December 5, 2011, Mr. Zhilian Chen invested $4,626,818 (approximately RMB 29,260,000) into Beijing Sntaro as a capital injection to pay back the borrowing from CixiYide. The Company also received proceeds in the aggregate of $4.75 million upon the issuance of 2.375 million shares of common stocks and warrants to purchase up to 1,187,500 shares of our common stock in 2011.

Description of Property

The Company’s property and equipment consists wholly of computer equipment, leasehold improvements, and furniture. The book value of the Company’s property and equipment was $562,529 as of June 30, 2012.

Employees

The Company currently employs approximately 141 designers and programmers. The majority of employees have three to five years’ experience in the online games industry.

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

ITEM 4.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting and Remediation Activities

The Company, with the assistance of our independent internal controls consultant, has for some time now proceeded to remediate and improve the significant deficiencies of our internal controls identified during the year ended December 31, 2011 and the three months ended March 31, 2012. The Company has improved its internal controls over financial reporting in the areas as described below:

1)	Improved knowledge and quality of financial department staff continuously;

2)	Improved the design and documentation related to multiple levels of review over financial statements included in our quarterly reports;

3)	Expanded the design and assessment test work over the monitoring function of entity level controls;

4)	Enhanced documentation retention policies over test work related to our continuous management assessments of internal control effectiveness; and

5)	Expanded documentation practices and policies related to various key controls to provide support and audit trails for both internal management assessment as well as external auditor testing.

Since December 31, 2011, the Company has completed necessary documentation to our internal controls with the assistance of independent internal controls consulting firm. Further, our internal control consultants conducted extensive internal controls testing in the following areas: equity grants and stock administration, financial reporting (including period end reconciliation, and financial reporting), IT general and application controls (security and access, capturing and processing information, end user computing, data backup and restoration). The Company expects that all remaining deficiencies noted during the year ended December 31, 2011 and the three months ended March 31, 2012 will be fully remediated by December 31, 2012.

Other than these noted changes, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1                LEGAL PROCEEDINGS

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

Our management has concluded that our internal controls over financial reporting were effective as of June 30, 2012. See “Item 4. Controls and Procedures.” If, in the future, we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or report significant deficiencies, we might be subject to regulatory sanction and investors may lose confidence in our financial statements.

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

We have three games in the pipeline, Three Kingdoms Online, UU World, and 108 Warriors. We are going to commence the final beta testing which will be no-data-deleting on August 23, 2012, and the official launching of the game will be happening sometime on September of 2012 or so. We will not generate any revenue from a game until it is launched. However, we cannot assure you that we will be able to meet our timetable for our game launches. A number of factors, including technical difficulties, lack of sufficient game development personnel and other resources could result in delayed launching of our games. In addition, we cannot assure you that our games will be as well received in the market. There are many factors that may adversely affect the popularity of our games. For example, we may fail to anticipate and adapt to future technical trends, new business models and changed game player preferences and requirements, or fail to effectively plan and organize marketing and promotion activities. If the new games we introduce are not commercially successful, we may not be able to recover our product development costs, which can be significant.

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

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future.  As of August 10, 2012, the closing trade price of our Common Stock was $0.27 per share. As of August 10, 2012, we had approximately 383 shareholders of record of our Common Stock, not including shares held in street name.  In addition, during the past two years our Common Stock has had a trading range with a low price of $1.12 per share and a high price of $5.55 per share.

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

Our officers and directors have limited experience in public company reporting, which could impact our ability to satisfy public company filing requirements and increase our securities compliance costs.

Our officers and directors have limited experience as officers and directors of a publicly traded company, or in complying with the regulatory requirements applicable to a public company. As a result, we could have difficulty satisfying the regulatory requirements applicable to public companies, which could adversely affect the market for our common stock. Although our local financial and accounting team is well trained and has increased their technical expertise in US GAAP and other public company filing requirements during last year and through the quarter ended June 30, 2012, we continue to rely upon outside experts to advise us on matters relating to public company reporting and US GAAP. However, we believe that this role will be assumed by our local financial and accounting team as our next step of our remediation plan in the future.

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

Dated: August 13, 2012

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

