Form 10-Q/A
period 2012-06-30
Santaro Interactive Entertainment Co
filed 2012-08-31
CIK 1487347

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ❑ No ☑

As of August 10, 2012, 69,875,000 shares of the issuer’s common stock, par value $0.001, were outstanding.

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Santaro Interactive Entertainment Company for the fiscal quarter ended June 30, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2012 (the “Second Quarter 10-Q”) is being filed solely for the purposes to submit its interactive data exhibit that includes detailed tagging of the footnotes and schedules to the financial statements. This Amendment No. 1 does not affect any other portion of the Second Quarter 10-Q.

Item 6. Exhibits

Exhibit No.	Description

101	The following financial statements from Santaro Interactive Entertainment Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Unaudited Financial Statements, tagged in detail.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 31, 2012

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

By:	/s/ Zhilian Chen
Name: Zhilian Chen
Title: President and Director

By:	/s/ Yan Dong
Name: Yan Dong
Title: Chief Financial Officer

3