Form 10-Q
period 2012-09-30
Santaro Interactive Entertainment Co
filed 2012-11-16
CIK 1487347

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

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

As of November 13, 2012, 69,875,000 shares of the issuer’s common stock, par value $0.001, were outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,342	$2,028,612
Prepaid expenses	233,944	322,580
Other receivables	84,261	156,268

Total current assets	348,547	2,507,460

Property and equipment, net	573,333	494,412
Long term investment	644	644
Intangibles, net	34,018	33,272

Total Assets	$956,542	$3,035,788

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Advance from Customers	$80,983	$-
Taxes payable	387	-
Deferred revenue	20,463	-
Other payables and accrued expenses	528,691	533,034
Due to related parties	3,405,411	1,745,769

Total current liabilities	4,035,935	2,278,803
Commitments and contingencies
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock ($0.001 par value; authorized –75,000,000 shares; issued and outstanding –69,875,000 shares at September 30, 2012 and December 31, 2011, respectively)	69,875	69,875
Additional paid-in capital	10,578,169	10,578,169
Deficit accumulated during the development stage	(13,373,726)	(9,530,323)
Accumulated other comprehensive loss	(353,711)	(360,736)

Total stockholders’ (deficit) equity	(3,079,393)	756,985

Total Liabilities and Stockholders’ (Deficit ) Equity	$956,542	$3,035,788

See notes to the consolidated financial statements

* None of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 2).

 Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30,		Nine months ended September 30,		August 9, 2006 (inception of Beijing Sntaro) through
	2012	2011	2012	2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$6,908	$-	$6,908	$-	$6,908
Cost of revenue	176,736	-	176,736	-	176,736
Gross loss	(169,828)	-	(169,828)	-	(169,828)

Operating expenses
Research and development expenses	800,787	580,138	2,322,440	1,697,456	8,695,651
Sales and marketing expenses	247,770	24,328	270,800	70,691	457,576
General and administrative expenses	223,815	301,977	1,083,744	898,880	4,186,399

Loss from operations	(1,442,200)	(906,443)	(3,846,812)	(2,667,027)	(13,509,454)

Non-operating (income) expenses	225	-	(3,409)	-	437,091

Loss before non-controlling interest	(1,442,425)	(906,443)	(3,843,403)	(2,667,027)	(13,946,545)

Less: loss attributable to the non-controlling interests	-	-	-	-	(572,819)

Net loss attributable to the Company	(1,442,425)	(906,443)	(3,843,403)	(2,667,027)	(13,373,726)

Other comprehensive loss
Net loss	(1,442,425)	(906,443)	(3,843,403)	(2,667,027)	(13,946,545)
Foreign currency translation adjustment	4,195	(50,630)	7,025	(168,945)	(353,711)
Comprehensive loss	(1,438,230)	(957,073)	(3,836,378)	(2,835,972)	(14,300,256)
Less: Comprehensive loss attributable to the non-controlling interest	-	-	-	-	(572,819)

Comprehensive loss attributable to the Company	$(1,438,230)	$(957,073)	$(3,836,378)	$(2,835,972)	$(13,727,437)

Loss per share:

Basic and diluted	(0.021)	(0.013)	(0.055)	(0.039)

Weighted average number of common shares outstanding – basic and diluted	69,875,000	68,974,725	69,875,000	68,006,227

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock
	Share	$0.001 Par Value	Additional Paid-In Capital	Deficit accumulated during development stage	Accumulated other comprehensive income (loss)	Total deficit of the Company’s stockholders	Non-controlling interest	Total deficit
Balance at August 9, 2006	55,670,000	$55,670	$(55,670)	$-	$-	$-	$-	$-
Net (loss)			-	(21,583)	-	(21,583)	-	(21,583)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	884	884	-	884
Inject paid-in capital			139,580	-	-	139,580	-	139,580
Balance at December 31, 2006	55,670,000	55,670	83,910	(21,583)	884	118,881	-	118,881
Net (loss)			-	(483,001)	-	(483,001)	-	(483,001)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	10,100	10,100	-	10,100
Inject paid-in capital			492,141	-	-	492,141	-	492,141
Balance at December 31, 2007	55,670,000	55,670	576,051	(504,584)	10,984	138,121	-	138,121
Net (loss)			-	(805,983)	-	(805,983)	-	(805,983)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	6,693	6,693	-	6,693
Inject paid-in capital			739,775	-	-	739,775	-	739,775
Balance at December 31, 2008	55,670,000	55,670	1,315,826	(1,310,567)	17,677	78,606	-	78,606
Net (loss)			-	(1,937,574)	-	(1,937,574)	(333,044)	(2,270,618)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(22)	(22)	-	(22)
Inject paid-in capital			-	-	-	-	437,771	437,771
Balance at December 31, 2009	55,670,000	55,670	1,315,826	(3,248,141)	17,655	(1,858,990)	104,727	(1,754,263)
Net (loss)			-	(2,507,714)	-	(2,507,714)	(239,775)	(2,747,489)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(130,863)	(130,863)	-	(130,863)
Effect of reverse acquisition	11,830,000	11,830	(112,100)	-	-	(100,270)	135,048	34,778
Balance as of December 31, 2010	67,500,000	67,500	1,203,726	(5,755,855)	(113,208)	(4,597,837)	-	(4,597,837)
Net (loss)			-	(3,774,468)	-	(3,774,468)	-	(3,774,468)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(247,528)	(247,528)	-	(247,528)
Common stock issued for cash June 27, 2011	1,000,000	1,000	1,999,000	-	-	2,000,000	-	2,000,000
Common stock issued for cash August 29, 2011	1,375,000	1,375	2,748,625	-	-	2,750,000	-	2,750,000
Capital contribution			4,626,818	-	-	4,626,818	-	4,626,818
Balance as of December 31, 2011	69,875,000	69,875	10,578,169	(9,530,323)	(360,736)	756,985	-	756,985
Net (loss)			-	(3,843,403)	-	(3,843,403)	-	(3,843,403)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	7,025	7,025	-	7,025
Balance as of September 30, 2012 (unaudited)	69,875,000	$69,875	$10,578,169	$(13,373,726)	$(353,711)	$(3,079,393)	$-	$(3,079,393)

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Nine months ended September 30,		August 9, 2006 (inception of Beijing Sntaro) through
	2012	2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,843,403)	$(2,667,027)	$(13,946,545)
Adjustments to reconcile net loss before non-controlling interests to net cash used by operating activities:
Depreciation	160,527	62,968	465,748
Amortization of intangible assets	7,443	6,004	15,040
Changes in operating assets and liabilities:
Prepaid expenses	90,037	(15,887)	(224,644)
Other receivables	72,296	74,919	(162,261)
Advance from customers	101,549	-	101,549
Taxes payable	387	-	387
Other payables and accrued expenses	(96,177)	197,627	496,124
Due to related parties	3,664	-	49,725
Net cash used in operating activities	(3,503,677)	(2,341,396)	(13,204,877)

Cash flows from investing activities:
Purchase of property and equipment	(147,606)	(67,835)	(921,775)
Purchase of intangibles	(8,029)	-	(48,337)
Net cash used in investing activities	(155,635)	(67,835)	(970,112)

Cash flows from financing activities:
Proceeds from sale of stock	-	4,750,000	6,156,274
Paid-in capital injection	-	-	4,626,818
Capital contributed by non-controlling interest owners	-	-	428,290
Loan from a related party	1,649,941	960,504	7,702,935
Repayment of related parties loan	-	-	(4,786,811)
Net cash provided by financing activities	1,649,941	5,710,504	14,127,506
Effect of exchange rate changes on cash and cash equivalents	11,101	14,800	77,825
Net (decrease) increase in cash and cash equivalents	(1,998,270)	3,316,073	30,342
Cash and cash equivalents at the beginning of period	2,028,612	320,087	-
Cash and cash equivalents at the end of period	$30,342	$3,636,160	$30,342
Supplemental disclosure for cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

The accompanying consolidated financial statements include the accounts of the following entities, and all significant intercompany transactions and balances have been eliminated in consolidation as of September 30, 2012 and December 31, 2011:

Consolidated entity name:	Percentage of ownership
Santaro Holdings, Ltd (“SHL”)	100%
Santaro Investments, Ltd. (“Santaro HK”)	100%
Ningbo Sntaro Network Technology Co., Ltd. (“Ningbo Sntaro”)	100%
Beijing Sntaro Technology Co., Ltd. (“Beijing Sntaro”)	Variable Interest Entity
Beijing Sntaro Freeland Network Co., Ltd. (“FL Network”)	100% subsidiary of Beijing Sntaro

The Financial Accounting Standards Board’s (“FASB”) accounting standards address whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements. In accordance with the provisions of the FASB accounting standards, the Company has determined that Beijing Sntaro is a VIE and that the Company is the primary beneficiary and has a controlling financial interest. Accordingly, the consolidated financial statements of Beijing Sntaro are consolidated into the financial statements of the Company.

2. VARIABLE INTEREST ENTITIES

Regulations of the People’s Republic of China (“PRC”) prohibit direct foreign ownership of business entities providing Internet content, or ICP, services in the PRC such as the business of providing online games. In September 2010, a series of contractual arrangements were entered into among Ningbo Sntaro and Beijing Sntaro and its individual owners. Pursuant to the agreements, Ningbo Sntaro provides exclusive technical consulting and management services to Beijing Sntaro. A summary of the major terms of the agreements is as follows:

(1)	Ningbo Sntaro has the sole discretion to determine the amount of the fees it will receive and it intends to transfer substantially all of the economic benefits of Beijing Sntaro to Ningbo Sntaro;
(2)	The equity owners of Beijing Sntaro irrevocably granted Ningbo Sntaro the right to make all operating and business decisions for Beijing Sntaro on behalf of themselves;
(3)	All equity owned by the three equity owners of Beijing Sntaro were pledged to Ningbo Sntaro as a collateral against the service fee payable to Ningbo Sntaro;
(4)	The equity owners of Beijing Sntaro may not dispose of or enter into any other agreements in connection with the common shares without prior consent by Ningbo Sntaro;
(5)	Ningbo Sntaro bears Beijing Sntaro’s operating risk.

Pursuant to the above arrangements, all of the equity owners' rights and obligations of Beijing Sntaro were assigned to Ningbo Sntaro, which resulted in the equity owners of Beijing Sntaro lacking the ability to make decisions that have a significant effect on Beijing Sntaro's operations, and enabled Ningbo Sntaro to extract the profits from the operation of Beijing Sntaro, and assume the Beijing Sntaro's residual benefits. Because Ningbo Sntaro and its indirect parent are the sole interest holders of Beijing Sntaro, the Company consolidates Beijing Sntaro from its inception consistent with the provisions of FASB Accounting Standards Codification ("ASC") 810-10.

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

Most of our operations are conducted through our affiliated companies which the Company controls through contractual agreements in the form of VIEs. Current regulations in China permit our PRC subsidiaries to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of these Chinese affiliates to make dividends and other payments to us may be restricted by factors that include changes in applicable foreign exchange and other PRC laws and regulations.

A.	Under PRC law, our subsidiary may only pay dividends after 10% of its after-tax profits have been set aside as reserve funds, unless such reserves have reached at least 50% of its registered capital. Such cash reserve may not be distributed as cash dividends.

B.	The PRC Income Tax Law also imposes a 10% withholding income tax on dividends generated on or after January 1, 2008 and distributed by a resident enterprise to its foreign investors, if such foreign investors are considered a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with such foreign investors’ establishment or place within China, unless such foreign investors’ jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

As of September 30, 2012, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)
Total assets	$775,600	$198,095

Total liabilities	$2,728,046	$1,927,064

	Nine months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Revenue	$6,908	$-

Net loss	$215,261	$1,458,529

All of our current revenue is generated in PRC currency Renminbi (“RMB”). Any future restrictions on currency exchanges may limit our ability to use net revenues generated in RMB to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

Foreign currency exchange in China is primarily governed by the following rules:

•	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;
•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Administration Rules, RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange (“the SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like us that need foreign exchange for the distribution of profits to their shareholders may effect payments from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and VIEs. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP, have not been included. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012, its consolidated results of operations and cash flows for the nine-month periods ended September 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Foreign Currency Translation and Transaction

The Company maintains its books and accounting records in RMB, which is determined as the functional currency. The Company’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period.  Translation adjustments resulting from translation of these financial statements are reflected as accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of operations and comprehensive loss and amounted $7,025 and $(168,945) for the nine months ended September 30, 2012 and 2011, respectively and $(353,711) for the period August 9, 2006 (inception) through September 30, 2012. The balance sheet amounts with the exception of equity at September 30, 2012 were translated at RMB6.3340 to USD$1.00 as compared to RMB6.3647 at December 31, 2011. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the nine months ended September 30, 2012 and 2011 were RMB6.3275 and RMB6.5060, respectively. The average translation rates applied to income statement accounts for the three months ended September 30, 2012 and 2011 were RMB6.3313 and RMB6.4231, respectively.

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

There were not transfers between level 1, level 2 or level 3 measurements for the nine month period ended September 30, 2012.

As of September 30, 2012, none of the Company’s nonfinancial assets or liabilities was measured at fair value on a nonrecurring basis.

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

The Company maintains cash deposits in financial institutions or state-owned banks within the PRC that are not covered by insurance. Non-performance by these institutions could expose the Company to losses. To date, the Company has not experienced any losses in such accounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Computer equipment	3-5 years
Leasehold improvements	3 years
Furniture and fixtures	3-5 years

Expenditures for maintenance and repairs are expensed as incurred. Gain or loss on the disposal of property and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statements of operations and comprehensive income.

Revenue recognition

The Company currently provides online game services in the PRC and recognizes revenue in accordance to the criteria of ASC subtopic 605 (“ASC 605”), Revenue Recognition when persuasive evidence of an arrangement exists, the service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

The Company operates Massively Multiplayer Online Role-Playing Games (“MMORPG”) under a free-to-play model. The online game revenue derives from the sale of in-game virtual items and revenue was recognized pursuant to the item-based revenue model.

Under the item-based model, players are able to play the basic features of the game for free. We generate revenues when players purchase virtual items that enhance their playing experience, such as weapons, clothing, accessories and pets. The item-based revenue model allows us to introduce new virtual items or change the features or properties of virtual items to enhance game player interaction and create a better game community.

The Company sells prepaid cards, in both virtual and physical forms, to third party distributors who in turn sell the prepaid cards to end customers. The prepaid cards provide customers with a pre-specified number of game points for consumption. All prepaid cards sold to distributors require upfront advance cash payments. The prepaid game cards entitle end users to purchase virtual items in the Company’s online games. Prepaid cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenue upon expiration of cards. In contrast, once the prepaid cards are activated and credited to a player’s personal game account, they will not expire as long as the personal game account remains active. The personal game account will always remain active before the game stop operating.

The end users also could choose bank recharge method directly to exchange Santaro currency (“Long Bi”) or game currency of 108 warriors (“Silver”) through third-party payment platforms.

All proceeds received from distributors or through direct online payment systems are deferred when received, revenues are recognized over estimated life of the virtual items that game players purchase or as the virtual items are consumed. The below description are the detailed revenue recognition method adopted by the company.

Instant consumption mode is used when users purchase instant services or items with Silver. And as that service or item will be immediately consumed right after the Silver is paid by the user, therefore the reflected RMB value (from equivalent Silver) can be confirmed and recorded as revenue after the completion of the purchase (exchange Long Bi for Silver) by the user.

Limited consumption mode is used when users purchase the items or services with limited effective time. This type of items or services will be fully consumed by the end of the effective time. Therefore the reflected RMB value of that purchase will be confirmed as revenue after the item or service has been fully consumed (expired).

Apportioned consumption mode is used for perpetual virtual items and services, which can be used unlimited times through their estimated life spans. The delivery criterion for perpetual virtual items is generally met ratably over the expected delivery obligation period, which, in this case, is the estimated life of the perpetual virtual items purchased. Revenue is recognized proportionately over the estimated life spans which are based on data related to paying game player usage patterns for each category of virtual item. The game log, which records the whole process of a specific item or service being purchased and consumed, will be used periodically to readjust the estimation on perpetual virtual items’ life spans.

Cost of revenue

Cost of revenue consists primarily of service fee, depreciation, salary and social insurance and other expenses incurred by the Company and are recorded on an accrual basis.

Costs incurred for maintenance after the online games are available for marketing are expensed when incurred and are included in product cost of revenues.

Cost of revenue also includes business tax and surcharges with 5.60% tax rate. Business tax and surcharges for the nine months ended September 30, 2012 and 2011 were $387 and $0, respectively.

Research and Development Expenses

For software development costs, including online games, to be sold or marketed to customers, the Company expenses software development costs incurred prior to reaching technological feasibility. Once a software product has reached technological feasibility, all subsequent software costs for that product are capitalized until that product is released for marketing. After an online game is released, the capitalized product development costs are amortized over the estimated product life. To date, the Company has essentially completed its software development concurrently with the establishment of technological feasibility, and, accordingly, no costs have been capitalized.

Research and development expenses consist primarily of outsourced research and development expenses, payroll, depreciation charge and other overhead expenses for the development of the Company’s proprietary games, and are recorded on an accrual basis.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salary, advertising and promotion fee, and other expense incurred by the Company’s sales and marketing personnel. Sales and marketing expenses are recorded on an accrual basis. Sales and marketing expenses for the nine months ended September 30, 2012 and 2011 were $270,800 and $70,691 respectively.

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

Recent issued accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Except for the ASUs above, in the period ended November 13, 2012, the FASB has issued ASU No. 2012-01 through ASU 2012-07, which is not expected to have a material impact on the consolidated financial statements upon adoption.

4. EARNINGS (LOSS) PER SHARE

The FASB’s accounting standard for earnings (loss) per share requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Warrants issued on June 27, 2011 and August 29, 2011 to purchase a total of 1,187,500 shares of common stock of the Company were not included in the diluted calculation since our common stock’s average market price did not exceed the warrant exercise price. In addition, the Company had a net loss during current period so dilutive securities would improve negative EPS and have an anti-dilutive effect.

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the three months ended September 30, 2012 and 2011:

	2012	2011
	(Unaudited)	(Unaudited)
Net loss for basic and diluted earnings (loss) per share	$(1,442,425)	$(906,443)

Weighted average shares used in basic and diluted computation	69,875,000	68,974,725
Earnings (loss) per share:
Basic and diluted	$(0.021)	$(0.013)

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the nine months ended September 30, 2012 and 2011:

	2012	2011
	(Unaudited)	(Unaudited)
Net loss for basic and diluted earnings (loss) per share	$(3,843,403)	$(2,667,027)

Weighted average shares used in basic and diluted computation	69,875,000	68,006,227
Earnings (loss) per share:
Basic and diluted	$(0.055)	$(0.039)

5. GOING CONCERN AND LIQUIDITY

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and only generated an insignificant amount of revenue during the period from its inception (August 9, 2006) to September 30, 2012. The Company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. The Company has an accumulated deficit of $13,373,726 as of September 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2011, the Company obtained a funding in the aggregate $4,750,000 from the issuance of 2,375,000 shares of our common stock, and warrants to purchase a total of 1,187,500 shares of our common stock. On December 5, 2011, Mr. Zhilian Chen invested $4,626,818 (RMB 29,260,000) into Beijing Sntaro as a capital injection which is used to pay back the borrowings from CixiYide Auto Company (the “CixiYide”). There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements.

6. OTHER RECEIVABLES

Other receivables of $84,261 and $156,268 as of September 30, 2012 and December 31, 2011 consisted of cash advances given to certain employees for use during business operations and are recognized as general and administration expenses when expenses are incurred. It also includes certain rental deposits.

7. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)

Computer equipment	$624,121	$414,922
Furniture and fixtures	221,039	190,417
Leasehold improvement	215,762	214,721
	1,060,922	820,060
Less: Accumulated depreciation	(487,589)	(325,648)

Property and equipment, net	$573,333	$494,412

Depreciation expenses for the three months ended September 30, 2012 and 2011 were $55,293 and $21,824, respectively.

Depreciation expenses for the nine months ended September 30, 2012 and 2011 were $160,527 and $62,968, respectively.

8. LONG TERM INVESTMENT

On July 18, 2011, Santaro HK and a non-related company, New Select Group Limited (BVI), established a legal entity named Outlets Internet Sale Limited. Each party holds a 50% interest in Outlets Internet Sale Limited that was formed for the purpose of the development of an online outlet business. Management has classified the investment as a joint venture and will account for the investment under the equity-method of accounting since each investor may participate, directly or indirectly, in the overall management of the joint venture and has joint control in accordance with the provisions of Accounting Standards Codification (ASC) 323 “Investments - Equity Method and Joint Ventures.” There was no activity during the three and nine months ended September 30, 2012.

9. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)

Other payables	$440,359	$454,117
Accrued salaries	88,332	78,917

Total	$528,691	$533,034

Other Payable of $440,359 as of September 30, 2012 consisted of an interest-free loan of $236,817 from a third party named Ningbo Jufeng Textile Co., Ltd, to the Company. The loan is unsecured, payable on demand and is outstanding.

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

Hong Kong

Santaro Investments, Ltd. (“Santaro HK”) was incorporated in Hong Kong on January 27, 2010. Santaro HK did not earn any income that was derived in Hong Kong for the three and nine months ended September 30, 2012 and therefore, was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Ningbo Sntaro, Beijing Sntaro and FL Network were all organized under the laws of the PRC and are subject to Enterprise Income Tax (“EIT”) on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the PRC Enterprise Income Tax Law. Pursuant to the PRC Income Tax Laws, the Company and its PRC subsidiaries are subject to EIT at a statutory rate of 25%.

Deferred Tax Assets

In assessing the realization of deferred tax assets, the Company considers projected future taxable income and tax planning strategies in making its assessment, as of September 30, 2012 and December 31, 2011, for PRC income tax purposes.

Ningbo Sntaro had deferred tax assets of approximately $1,394,253 and $519,763 as of September 30, 2012 and December 31, 2011, which consisted of a tax loss carry-forward of $5,543,228 and $2,046,088, respectively. Ningbo Sntaro had no other temporary differences as of September 30, 2012 and December 31, 2011. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowance was provided as of September 30, 2012 and December 31, 2011. The deferred tax assets begin to expire in 2016.

Beijing Sntaro had deferred tax assets of approximately $1,199,296 and $1,155,274 as of September 30, 2012 and December 31, 2011, which consisted of a tax loss carry-forward of $4,907,955 and $4,731,783, respectively. Beijing Sntaro had no other temporary differences as of September 30, 2012 and December 31, 2011. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of September 30, 2012 and December 31, 2011. The deferred tax assets begin to expire in 2012. The deferred tax assets of approximately $6,735 began to expire in 2012, which consisted of a tax loss of $26,942 in year 2006.

FL Network had deferred tax assets of approximately $762,700 and $759,661 as of September 30, 2012 and December 31, 2011, which consisted of tax loss carry-forwards of $3,046,668 and $3,034,520, respectively. It had no other temporary differences as of September 30, 2012 and December 31, 2011. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of September 30, 2012 and December 31, 2011. The deferred tax assets begin to expire in 2015.

As of September 30, 2012 and December 31, 2011, an aggregated valuation allowance of $3,356,249 and $2,434,698 was provided since management determines it is more likely than not that all deferred tax asset could not be recognized.

11. EMPLOYEE BENEFITS

The full-time employees of the Company and its PRC subsidiaries are entitled to staff welfare benefits, including medical care, unemployment insurance and pension benefits. The Company is required to accrue for these benefits based on percentages of 10%, 1% and 12% of the local employees’ average salaries in accordance with the relevant regulations, and to conduct contributions to the state-sponsored medical plans, unemployment insurance and pension benefits. For the three months ended September 30, 2012 and 2011, total amounts expensed for such employee benefits amounted to $70,612 and $44,102, respectively. For the nine months ended September 30, 2012 and 2011, total amounts expensed for such employee benefits amounted to $183,543 and $138,211, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

12. RELATED PARTY TRANSACTIONS AND BALANCES

The Company is in a development stage and only has an insignificant amount of revenue to date during the period from its inception (August 9, 2006) to September 30, 2012. CixiYide is a company 97% owned by Mr. Zhilian Chen, the Company’s president, director and majority stockholder. Mr. Zhilian Chen provides continuous financial support for Beijing Sntaro’s business and operation. By the end of 2011, CixiYide and Mr. Zhilian Chen have provided loans to Beijing Sntaro in the amount of $1,577,639. During the nine months ended September 30, 2012, CixiYide made an additional loan of $915,446 to Beijing Sntaro. The total amount due to CixiYide is $2,493,085 as of September 30, 2012.

Santaro HK entered into a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered paid-in-capital in accordance with Chinese legal requirements. Santaro HK received the loan in September 2010. At September 30, 2012, the carrying amount of the loan was $150,007.

During the nine months ended September 30, 2012, Mr. Zhilian Chen provided a loan in the amount of $20,524 to Ningbo Sntaro. During the nine months ended September 30 2012, CixiYide made an additional loan in the amount of $740,448 to Ningbo Sntaro. The total amount due to CixiYide from Ningbo Sntaro was $740,448 as of September 30 2012.

As of September 30, 2012, the total balance of loans from CixiYide and Mr. Zhilian Chen to the Company was $3,404,064. The loans are unsecured and interest free, payable on demand, and are outstanding.

During the year ended December 31, 2011, Mr. Mingyang Li, the Company’s CEO, provided a loan in the amount of $7,856 to Beijing Sntaro and a loan in the amount of $5,554 to Ningbo Sntaro. These loans decreased by $7,066 and $4,997 during the nine months ended September 30 2012, respectively. As of September 30, 2012, the total balance of loans from Mr. Mingyang Li was $1,347. The loans are unsecured and interest free, payable on demand, and are outstanding.

13. LEASE COMMITMENTS

The Company has entered into operating lease arrangements mainly relating to its office premises which will end on December 26, 2014. Future minimum lease payments for non-cancelable operating leases as of September 30, 2012 are as follows:

Rental
Fiscal Year	Commitments

2012	$129,488
2013	517,954
2014	512,199

Total	$1,159,641

Total rental expenses are $428,600 and $177,411 for the nine months ended September 30, 2012 and 2011, respectively; and $138,125 and $48,440 for the three months ended September 30, 2012 and 2011, respectively.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the Company’s industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which are relied are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Results of Operations

Because the Company is in the development stage, our operations have been limited to developing our products.  As a result, the Company only has generated an insignificant amount of revenue during the period from August 9, 2006, its inception, through September 30, 2012. The Company’s business, financial condition and results of operations may be influenced by political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For nine months ended September 30,
	2012	% of Revenue	2011	% of Revenue	Change ($)	Change (%)

Revenue	$6,908	100.00%	$-	-	$6,908	-
Cost of revenue	176,736	2,558.43%	-	-	176,736	-
Gross loss	(169,828)	-2,458.43%	-	-	(169,828)	-

Operating expenses
Research and development expenses	2,322,440	33,619.57%	1,697,456	-	624,984	36.82%
Sales and marketing expenses	270,800	3,920.09%	70,691	-	200,109	283.08%
General and administrative expenses	1,083,744	15,688.25%	898,880	-	184,864	20.57%
Total operating expenses	3,676,984	53,227.91%	2,667,027	-	1,009,957	37.87%

Loss from operations	(3,846,812)	-55,686.33%	(2,667,027)	-	(1,179,785)	44.24%

Non-operating (income) expenses	(3,409)	-49.35%	-	-	(3,409)	-

Net loss	$(3,843,403)	-55,636.99%	$(2,667,027)	-	$(1,176,376)	44.11%

	For three months ended September 30,
	2012	% of Revenue	2011	% of Revenue	Change ($)	Change (%)

Revenue	$6,908	100.00%	$-	-	$6,908	-
Cost of revenue	176,736	2,558.43%	-	-	176,736	-
Gross loss	(169,828)	-2,458.43%	-	-	(169,828)	-

Operating expenses
Research and development expenses	800,787	11,592.17%	580,138	-	220,649	38.03%
Sales and marketing expenses	247,770	3,586.71%	24,328	-	223,442	918.46%
General and administrative expenses	223,815	3,239.94%	301,977	-	(78,162)	-25.88%
Total operating expenses	1,272,372	18,418.82%	906,443	-	365,929	40.37%

Loss from operations	(1,442,200)	-20,877.24%	(906,443)	-	(535,757)	59.11%

Non-operating (income) expenses	225	3.26%	-	-	225	-

Net loss	$(1,442,425)	-20,880.50%	$(906,443)	-	$(535,982)	59.13%

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue

For the nine months ended September 30, 2012, revenues were $6,908, representing an increase of $6,908, compared to $0 for the corresponding period in 2011.The increase in net revenues from online games was primarily due to the revenue contribution from 108 Warriors which was launched in the third quarter of 2012.

Cost of revenue

For the nine months ended September 30, 2012, cost of revenues were $176,736, representing an increase of $176,736, compared to $0 for the corresponding period in 2011.The increase in cost of revenues from online games was primarily due to the cost from 108 Warriors which was launched in the third quarter of 2012.

Gross loss

As a result of the foregoing, our gross loss for the nine months end September 30, 2012 was $(169,828) from $0 in the same period of 2011. The reason for the negative gross profit was due to the new game 108 Warriors released by the Company in the third quarter of 2012. Because the game is in the introduction stage, the Company needs to spend more costs to launch this new game.

Research and Development (R&D) expenses

R&D expenses primarily consist of R&D employee salary, rent expenses, service fee, social assurance, depreciation, and testing fee for R&D activities. For the nine months ended September 30, 2012, R&D expenses were $2,322,440, representing an increase of $624,984 or 36.82%, compared to $1,697,456 for the corresponding period in 2011. The increase was primarily because rent expenses increased by $306,022 due to an increase in rental fee charge for a newly rented Beijing office, service fee increased by $175,183, consisting of $149,374 paid for outsourcing services required by “Heroes of Sango, 108 Warriors and Demon Sword” development and $18,965 of rental fee paid for a newly upgraded 100G network service, testing fee increased by $51,206, depreciation increased by $58,666, property management fee increased by $58,916, and water & electricity fee increased by $27,413 compared to the same period of 2011. Compared to the corresponding period of 2011, R&D employee salary decreased by $54,077, design fee decreased by $24,081 and office expense decreased by $9,475. Other variances include expenses for amortization fee, social assurance, computer accessories, welfare expenses, business travelling, etc., presenting a slight increase, accumulated at approximately $35,211.

Sales and marketing expenses

Selling expenses mainly represent selling employee salary, advertising & promotion fee and car expenses. For the nine months ended September 30, 2012, selling expenses were $270,800, representing an increase of $200,109 or 283.08% compared to $70,691 for the corresponding period in 2011. The increase was mainly due to increases in selling employee salary, which increased by $136,458, and advertising & promotion fee, which increased by $95,021. Meanwhile, compared with the corresponding period, consultant fee decreased by $21,136 and water & electricity fee decreased by $20,296. Other miscellaneous fees increased by $10,062.

General and administrative expenses

General and administrative expenses consist primarily of G&A employee salary, professional service fee, social insurance and depreciation. For the nine months ended September 30, 2012, total general and administrative expenses were $1,083,744, representing an increase of $184,864, or approximately 20.57% as compared to $898,880 for the corresponding period in 2011. The increase was due to increases in salary expense, which increased by $85,424, in professional service fee, which increased by $142,584, in social insurance, which increased by $36,780, in depreciation, which increased by $35,236, in communication fee, which increased by $13,725, compared to the same period in 2011, respectively. Meanwhile, rent expenses decreased by $54,833 and forestation decreased by $37,365 compared to the same period in 2011, respectively. The reason behind the increase in salary expense was that the Company hired more high level staff for the release of the game 108 Warriors and Ningbo Sntaro’s Beijing branch’s operation. The increase of $142,584 in professional fee was due to the payment of audit fees for the Company’s 2011 annual audit and the auditors’ review fees of the Company’s quarterly reports of 2012 and Sarbanes-Oxley Act of 2002 (“SOX”) consulting fee for the second and third quarter of 2012. Other variances include expenses occurred for business entertainment, business travelling expense, and membership expenses, etc, presenting a slight decrease, accumulated at approximately $36,687.

Net loss

For the nine months ended September 30, 2012, net loss increased to $3,843,403 from $2,667,027 for the corresponding period in 2011. The increase in net loss was primarily due to increases in R&D expenses and selling expenses.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue

For the three months ended September 30, 2012, revenues were $6,908, representing an increase of $6,908, compared to $0 for the corresponding period in 2011.The increase in net revenues from online games was primarily due to the revenue contribution from 108 Warriors which was launched in the third quarter of 2012.

Cost of revenue

For the three months ended September 30, 2012, cost of revenues were $176,736, representing an increase of $176,736, compared to $0 for the corresponding period in 2011.The increase in cost of revenues from online games was primarily due to the cost from 108 Warriors which was launched in the third quarter of 2012.

Gross loss

As a result of the foregoing, our gross loss for the three months end September 30, 2012 was $(169,828) from $0 in the same period of 2011. The reason for the negative gross loss was due to the new game 108 Warriors released by the Company in the third quarter of 2012. Because the game is in the introduction stage, the Company needs to spend more costs to launch this new game.

Research and Development (R&D) expenses

R&D expenses primarily consist of R&D employee salary, rent expenses, social assurance, depreciation, and service fee. For the three months ended September 30, 2012, R&D expenses were $800,787, representing an increase of $220,649, or 38.03%, compared to $580,138 for the corresponding period in 2011. The increase was primarily because rent expenses increased by $97,897 due to an increase in rental fee charge for a newly rented Beijing office, service fee increased by $109,088, including $109,549 paid for outsourcing services required by “Heroes of Sango, 108 Warriors and Demon Sword” development, depreciation increased by $18,941, property management fee increased by $19,627, water & electricity fee increased by $15,510 and computer accessories expenses increased by $11,191, compared to the same period of 2011. Compared to the corresponding period of 2011, R&D employee salary decreased by $57,376. Other variances include design fee, welfare expenses, business travelling, etc., presenting a slight increase, accumulated at approximately $5,771.

Sales and marketing expenses

Selling expenses mainly represent selling employee salary, advertising & promotion fee and business entertainment. For the three months ended September 30, 2012, selling expenses were $247,770, representing an increase of $223,442 or 918.46% compared to $24,328 for the corresponding period in 2011. The increase was mainly due to increases in selling employee salary, which increased by $136,458, and advertising & promotion fee, which increased by $93,874. Meanwhile, water & electricity fee decreased by $12,880. Others variances include expenses for business entertainment, office expenses, business travelling expenses, etc., presenting a slight increase, accumulated at approximately $5,990.

General and administrative expenses

General and administrative expenses consist primarily of G&A employee salary, professional service fee, social insurance and depreciation for the three months ended September 30, 2012. Total general and administrative expenses were $223,815, representing a decrease of $78,162, or approximately 25.88% as compared to $301,977 for the corresponding period in 2011. The decrease was due to a decrease in G&A employee salary, which decreased by $55,633, decreases in forestation, which decreased by $37,365, and rent expenses, which decreased by $8,212, compared to same period of 2011. Meanwhile, compared with the corresponding period, professional service fee increased by $37,553, depreciation increased by $10,995, social insurance increased by $10,246, communication fee increased by $6,016, business travelling expenses increased by $4,176 and other miscellaneous fees decreased by $45,938. The reason behind the decrease of salary was that as the game 108 Warriors was launched in August, 2012, the Company assigned more staffs to its operation department, and accordingly their salaries were reclassified from G&A expense to selling expense. The increase of $37,553 in professional fee was due to the payment for the auditors’ review fees of the Company’s second quarterly report of 2012 and SOX consulting fee for the third quarter of 2012. Other variances include expenses occurred for business entertainment, service fee, and welfare expenses etc.

Net loss

For the three months ended September 30, 2012, net loss increased to $1,442,425 from $906,443 for the corresponding period in 2011. The increase in net loss was primarily due to increases in R&D expenses and selling expenses.

Liquidity and Capital Resources

We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows supported by owners and related parties, will be sufficient to meet our working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.

Since we initiated our business operations, we have been funded primarily by related parties. As of September 30, 2012, CixiYide and Mr. Zhilian Chen have provided us loans in the amount of $3,404,064 in the aggregate for the business’s initial operations. Mr. Zhilian Chen is the major owner of CixiYide.

Going Concern and Liquidity

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and only generated an insignificant amount of revenue during the period from its inception (August 9, 2006) to September 30, 2012. The company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. The Company has an accumulated deficit of $13,373,726 as of September 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2011, the Company obtained funding in the amount of $4,750,000 from the issuance of 2,375,000 shares of our common stock, and warrants to purchase a total of 1,187,500 shares of our common stock. On December 5, 2011, Mr. Zhilian Chen invested $4,626,818 (RMB 29,260,000) into Beijing Sntaro as a capital injection to pay back the borrowings from CixiYide. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements.

Cash Flows

	Nine months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(3,503,677)	$(2,341,396)
Net cash used in investing activities	(155,635)	(67,835)
Net cash provided by financing activities	1,649,941	5,710,504
Effect of foreign currency exchange rate changes on cash and cash equivalents	11,101	14,800
Net (decrease) increase in cash and cash equivalents	$(1,998,270)	$3,316,073

Net cash used in operating activates: The Company had insignificant amount of revenue from its inception in 2006 to September 30, 2012. Our net cash used in operating activities increased by $1,162,281 in the nine months ended September 30, 2012 compared to that in the nine months ended September 30, 2011. Most operating cash flow is the result of cash-paid expenditure during operation. The increase of net cash used in operating activities was due to increases in salary expense, rent expense and professional service fee. Since the Company will complete its R&D of Heroes of Sango, 108 Warriors and Demon Sword, the Company hired more high level staff for the preparation of R&D and operations.

Net cash used in investing activities: Our net cash used in investing activities increased by $87,800 in the nine months ended September 30, 2012 compared to that in the nine months ended September 30, 2011. The increase in net cash used in investing activities was the result of an increase in the purchasing of new equipment, facilities and intangibles during the nine months ended September 30, 2012.

Net cash provided by financing activities: Our cash provided by financing activities significantly decreased to $1,649,941 for the nine months ended September 30, 2012 from $5,710,504 for the nine months ended September 30, 2011. The current financed capital could not support current operation and product development. CixiYide, 97% controlled by the Company’s controlling shareholder, continuously provides financial support for the Company’s operations and product development.

Working capital

We have working capital deficit of $(3,687,388) as of September 30, 2012 compared with working capital of $228,657 as of December 31, 2011, representing an increase of deficit of 1713%. The significant change in working capital is due to the development of the Company’s games. Because the Company’s games only produced insignificant amount of revenue, the Company had to obtain loans to support daily operations. The Company obtained loans in the amount of $1,577,639 in the aggregate as of December 31, 2011 from CixiYide. As of September 30, 2012, the Company accumulatively obtained loans in the amount of $3,233,533 from CixiYide. On December 5, 2011, Mr. Zhilian Chen invested $4,626,818 (approximately RMB 29,260,000) into Beijing Sntaro as a capital injection to pay back the borrowings from CixiYide. The Company also received proceeds in the aggregate of $4.75 million upon the issuance of 2.375 million shares of common stock and warrants to purchase up to 1,187,500 shares of our common stock in 2011.

Description of Property

The Company’s property and equipment consists wholly of computer equipment, leasehold improvements, and furniture. The book value of the Company’s property and equipment was $573,333 as of September 30, 2012.

Employees

The Company currently employs approximately 173 designers and programmers. The majority of employees have three to five years’ experience in the online games industry.

Competition for talented and well-educated professionals is intense among local online gaming companies. Management has set up an attractive work environment to stimulate employee creativity. A career advancement program has been prepared to provide opportunities for employees to receive additional training and promotion.

Recent issued accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Except for the ASUs above, in the period ended November 13, 2012, the FASB has issued ASU No. 2012-01 through ASU 2012-07, which is not expected to have a material impact on the consolidated financial statements upon adoption.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting and Remediation Activities

The Company, with the assistance of our independent internal controls consultant, has for some time now proceeded to remediate and improve the deficiencies of our internal controls identified during the year ended December 31, 2011 and the three months ended March 31, 2012. The Company has continued to improve its internal controls over financial reporting in the areas as described below:

1) improving knowledge and quality of financial department staff continuously;

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

Since December 31, 2011, the Company has completed necessary documentation to our internal controls with the assistance of an independent internal controls consulting firm. During the quarter ended September 30, 2012, with the assistance of the independent internal controls consulting firm, we also completed documentation of sales & revenue process since there was certain revenue generated from our newly launched game. Further, our internal control consultants conducted extensive internal controls testing in the following areas: equity grants and stock administration, financial reporting (including period end reconciliation, and financial reporting), IT general and application controls (security and access, capturing and processing information, end user computing, data backup and restoration). The Company concluded that all deficiencies noted during the testing of the effectiveness of internal controls have been fully remediated by September 30, 2012.

Other than these noted changes, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has concluded that our internal controls over financial reporting were effective as of September 30, 2012. See “Item 4. Controls and Procedures.” If, in the future, we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or report significant deficiencies, we might be subject to regulatory sanction and investors may lose confidence in our financial statements.

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

We have three games in the pipeline, Three Kingdoms Online, UU World, and 108 Warriors. The game 108 Warriors was officially launched on August 23, 2012. We will not generate any revenue from a game until it is launched. However, we cannot assure you that we will be able to meet our timetable for our game launches. A number of factors, including technical difficulties, lack of sufficient game development personnel and other resources could result in delayed launching of our games. In addition, we cannot assure you that our games will be as well received in the market. There are many factors that may adversely affect the popularity of our games. For example, we may fail to anticipate and adapt to future technical trends, new business models and changed game player preferences and requirements, or fail to effectively plan and organize marketing and promotion activities. If the new games we introduce are not commercially successful, we may not be able to recover our product development costs, which can be significant.

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

We generate all of our revenues under the item-based revenue model, which may present risks related to consumer preferences and regulatory restrictions.

We operate our games under the item-based revenue model. Under this revenue model, our game players are free to play the games for an unlimited amount of time, but are charged for the purchases of certain virtual items such as performance-enhancing clothing, equipment and accessories that enhance the game-playing experience. The item-based revenue model requires us to design games that not only attract game players to spend more time playing, but also encourages them to purchase virtual items. The sale of virtual items requires us to track closely consumer tastes and preferences, especially as to in-game consumption patterns. If we fail to design virtual items so as to incentivize game players to purchase them, we may not be able to effectively translate our game player base and their playing time into revenues. Although the item-based revenue model is currently a prevalent revenue model for MMORPGs in China, it does not have a long history of proven commercial application. In addition, the item-based revenue model may cause additional concerns with PRC regulators who have been implementing regulations designed to reduce the amount of time that Chinese youths spend on online games and intended to limit the total amount of virtual currency issued by online game operators and the amount of purchase by individual game player. A revenue model that does not charge for time may be viewed by the PRC regulators as inconsistent with this goal. We cannot assure you that the item-based revenue model will continue to be commercially successful, or that we will not in the future need to change our revenue model to a new revenue model. Any change in revenue model could result in disruption of our game operations and decrease in the number of our game players.

We rely on data recorded in our billing systems for revenue recognition and tracking of game players’ consumption patterns of virtual items

Our game operations revenues are collected through the sale of our prepaid game cards or online direct sale of game points. However, we do not recognize revenues when our prepaid game card or game points are sold. Rather, our revenues are recognized when the virtual items purchased by our game players are consumed. For instant and limited consumption virtual items, including those with a predetermined expiration time, revenues are recognized as they are consumed or expired, and for perpetual virtual items, revenues are recognized over their estimated lives. We rely on our billing systems to capture the purchase and consumption of the virtual items by our game players. If our billing systems fail to accurately record the purchase and consumption information of the virtual items, we may not be able to accurately recognize our revenues. In addition, various factors affect the estimated lives of perpetual virtual items, such as the average period that game players typically play our games and other game player behavior patterns, the acceptance and popularity of expansion packs, promotional events launched and market conditions, and we rely on our billing systems to capture such historical game player behavior patterns and other information. If such information is not accurately recorded, or if we do not have sufficient information due to our short operating history, we will not be able to accurately estimate the lives of the perpetual virtual items, which will also affect our ability to accurately recognize our revenues from such perpetual virtual items. Therefore, if our billing systems were damaged by system failure, network interruption, or virus infection, or attacked by a hacker, the integrity of data would be compromised, which could materially and adversely affect our revenue recognition and the completeness and accuracy of our recognized revenues, resulting in possible restatement of our financial statements and loss of investors’ confidence in us.

In addition, we rely on our billing systems to record game player purchase and consumption patterns, based on which we improve our existing virtual items and design new virtual items. For example, we intend to increase development efforts on the number and variety of virtual items that our game players like to purchase, and we may also adjust prices accordingly. If our billing systems fail to record data accurately, our ability to improve existing virtual items or design new virtual items that are appealing to our game players may be adversely affected, which could in turn materially and adversely affect our revenues.

We have a dedicated team that analyzes pricing trends and determines the pricing of our virtual items. Our pricing team maintains a database that tracks each sale and the sale price for each virtual item. The database also tracks user behavior after the launch of each of our virtual items. We use this data-tracking to help us determine discounts or premiums for our current virtual items based on the demand for such virtual items and to forecast expected demand, and thus price, for similar virtual items. Our pricing team determines the price of each virtual item before its introduction, based primarily on its analysis of the database and demand for comparable virtual items. We may change the pricing of certain virtual items based on their consumption pattern.

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

Our future success depends substantially on the continued services of our executive officers and our key development personnel, such as our Chairman, Zhilian Chen, Chief Executive Officer, and Mingyang Li and our Chief Operating Officer. If one or more of our executive officers and key development personnel were unable or unwilling to continue in their present positions, we might not be able to replace them easily or at all. In addition, if any of our executive officers or key employees joins a competitor or forms a competing company, we may lose know-how, key professionals and staff members as well as suppliers. These executive officers and key employees could develop and operate games that could compete with and take game players away from our existing and future games. Each of our executive officers and key personnel has entered into an employment agreement with us, which contains non-competition provisions. However, if any dispute arises between our executive officers, key employees and us, these non-competition provisions may not be enforceable in China. If any of these were to happen, our competitive position and business prospects may be materially and adversely affected.

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

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future.  As of November 12, 2012, the closing trade price of our Common Stock was $0.32 per share. As of November 12, 2012, we had approximately 383 shareholders of record of our Common Stock, not including shares held in street name.  In addition, during the past two years our Common Stock has had a trading range with a low price of $0.1253 per share and a high price of $5.35 per share.

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

Our officers and directors have limited experience as officers and directors of a publicly traded company, or in complying with the regulatory requirements applicable to a public company. As a result, we could have difficulty satisfying the regulatory requirements applicable to public companies, which could adversely affect the market for our common stock. Although our local financial and accounting team is well trained and has increased their technical expertise in US GAAP and other public company filing requirements during last year and through the quarter ended September 30, 2012, we continue to rely upon outside experts to advise us on matters relating to public company reporting and US GAAP. However, we believe that this role will be assumed by our local financial and accounting team as our next step of our remediation plan in the future.

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

101         The following financial statements from Santaro Interactive Entertainment Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Unaudited Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2012

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

By:	/s/ Zhilian Chen
Name: Zhilian Chen
Title: President and Director

By:	/s/ Yan Dong
Name: Yan Dong
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from Santaro Interactive Entertainment Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Unaudited Financial Statements, tagged in detail.

