Form 10-K
period 2012-12-31
Santaro Interactive Entertainment Co
filed 2013-03-29
CIK 1487347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 333-165751

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

(Exact name of registrant as specified in its charter)

Nevada	27-1571493
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

901C, 9th Floor, Building 4, Courtyard 1

Shangdi East Road, Haidian District, Beijing 100025, The People’s Republic of China

(Address of principal executive offices, including zip code)

(8610) 82167111

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

Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $24,061,425 based on the closing price of such shares on June 29, 2012.

As of March 15, 2013, there are 69,875,000 shares of common stock outstanding.

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

On October 12, 2010, Santaro Interactive Entertainment Company (OTCBB: STIE.OB) (“STIE”) completed the acquisition of 100% of the issued and outstanding capital stock of Santaro Holdings, Ltd. (“SHL”), a limited liability company organized under the laws of British Virgin Islands on December 2, 2009, in exchange for Fifty Five Million Six Hundred Seventy Thousand (55,670,000) shares of STIE. As a result of the acquisition, SHL became our wholly owned subsidiary.  As shown in the chart below, SHL’s wholly-owned subsidiary, Santaro Investments, Ltd, a Hong Kong corporation, was incorporated on January 27, 2010. Santaro Investments, Ltd.’s wholly-owned subsidiary, Ningbo Sntaro Network Technology Co., Ltd., a wholly foreign owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC”), was incorporated on July 13, 2010. Ningbo Sntaro Network Technology Co., Ltd. exercises contractual control over Beijing Sntaro Technology Co., Ltd. (the “Beijing Sntaro”), an operating company organized under the laws of the PRC, which is principally engaged in the development and operation of online games. A detailed discussion regarding the contractual arrangement may be found below under the caption “VIE Structure”. Beijing Sntaro owned a 100% equity interest in Beijing Sntaro Freeland Network Co., Ltd, a company organized under the laws of the PRC, until December 31, 2012, when it transferred such interest to an unrelated third party. As a result of the transfer, FL Network ceased to be our subsidiary starting on December 31, 2012.

On July 18, 2011, Santaro Investments, Ltd established Outlets Internet Sale Limited jointly with New Select Group Limited, an unrelated company incorporated in BVI, each holding a 50% of the equity interest. The primary objective of the joint venture is to further extend and develop our online sales in the PRC.

2

ORGANIZATIONAL STRUCTURE

ORGANIZATIONAL STRUCTURE

Santaro Interactive Entertainment Co.
(USA)
100% Ownership
Santaro Holding, Ltd.
(BVI)
100% Ownership
Santaro Investment, Ltd.
(Hong Kong)
50% Ownership
Outlets Internet Sales Ltd.
(Hong Kong)
100% Ownership
Offshore
Onshore
Ningbo Sntaro Network Technology Co., Ltd.
(PRC)
Contractual Control
Beijing Sntaro Technology Co., Ltd.
(PRC)

VIE Structure

PRC regulations prohibit direct foreign ownership of business entities providing internet content, or ICP, services in the PRC such as the businesses providing online games. In September 2010, a series of contractual arrangements were entered into between Ningbo Sntaro and Beijing Sntaro, its individual owners. These arrangements were renewed in December 5, 2011 due to the change in the paid-in capital of Beijing Sntaro. Pursuant to the agreements, Ningbo Sntaro provides exclusive technical consulting and management services to Beijing Sntaro. A summary of the major terms of the agreements are as follows:

(1)	Ningbo Sntaro has a decisive right to determine the amount of the fees it will receive and it intends to transfer substantially all of the economic benefits of Beijing Sntaro to Ningbo Sntaro;
(2)	The equity owners of Beijing Sntaro irrevocably granted Ningbo Sntaro the right to make all operating and business decisions for Beijing Sntaro on behalf of the equity owners;
(3)	All equity owned by the three equity owners of Beijing Sntaro shall be pledged to Ningbo Sntaro as collateral for the service fee payable to Ningbo Sntaro; and
(4)	The equity owners of Beijing Sntaro may not dispose of or enter into any other agreements involving all and any of the equity interest of Beijing Sntaro without prior agreement by Ningbo Sntaro.

Pursuant to the above arrangements, all of the equity owners' rights and obligations of Beijing Sntaro were assigned to Ningbo Sntaro, which resulted in the equity owners of Beijing Sntaro inability to make decisions that have a significant effect on Beijing Sntaro's operations, and enable Ningbo Sntaro to extract the profits from the operation of Beijing Sntaro and assume Beijing Sntaro's residual benefits. Because Ningbo Sntaro and its indirect parent are the sole interest holders of Beijing Sntaro, the Company consolidated Beijing Sntaro from its inception consistent with the provisions of FASB Accounting Standards Codification ("ASC") 810.

In addition, since all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they will be interpreted in accordance with PRC law and any disputes will be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these contractual arrangements, it may not be able to exert effective control over Beijing Sntaro and its ability to conduct its business may be materially and adversely affected.

None of the assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated VIE. Conversely, liabilities recognized as a result of consolidating the VIEs do not represent additional claims on the Company’s general assets.

Most of our operations are conducted through our affiliates that the Company controls through contractual agreements in the form of VIEs. Current regulations in China permit our PRC subsidiaries to pay dividends only out of accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of these Chinese affiliates to pay dividends may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations.

A.	Under PRC law, our subsidiary may only pay dividends after 10% of its after-tax profits have been set aside as reserve funds, unless such reserves have reached at least 50% of its registered capital. Such cash reserve may not be distributed as cash dividends.

B.	The PRC Income Tax Law also imposes a 10% withholding income tax on dividends generated on or after January 1, 2008 and distributed by a resident enterprise to its foreign investors, if such foreign investors are considered a non-resident enterprise without any establishment or place in China, or if the dividends have no connection with such foreign investors’ establishment or place in China, unless such foreign investors’ jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

All of our current revenue is generated in PRC currency Renminbi (“RMB”). Any future restrictions on currency exchanges may limit our ability to use net revenues generated in Renminbi, to make dividends or other payments in U.S. dollars, or fund possible business activities outside China.

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

BUSINESS OVERVIEW

Santaro Interactive Entertainment Company is a development stage company that primarily designs, develops and operates web-based Massive Multiplayer Online Role-Playing Games (MMORPGs), mobile games, browser game platforms, as well as related products and services. We launched our first MMORPG, the 108 Warriors, and a browser game platform, www.1799.com, in August 2012 and November 2012, respectively. We are in the process of developing a number of web-based and mobile games, including League of Chibi Warriors and Rainblood Zero (temporary), which are excepted to be released in the third quarter of 2013.

MMORPGs

Santaro employs a development team with strong Research and Development (R&D) expertise and experience in the online gaming industry in China and Korea.  Since our establishment, we have invested heavily in developing proprietary SOUL Game Engine and Coral Game Engine for new MMORPG development. In August 2012 Santaro launched its first MMORPG, the 108 Warriors.

The 108 Warriors

Our first MMORPG, the 108 Warriors, is a new Chinese martial arts online game based on traditional Chinese culture and inspired by ancient martial arts techniques. The game involves the twelve animals of the Chinese Zodiac, with masks from the Beijing Opera used to identify various characters. Players will be able to purchase different identities and the themes used are linked to the tribes of Chinese minority groups.

108 Warriors tells stories of a group of heroes who stand for different classes of people daring to struggle against the corrupt and unjust royal court and then rise up at the end of Northern Song Dynasty. It is a realistic martial-art game based on one of the Four Chinese Classical Masterpieces, Outlaws of the Marsh.

108 Warriors won the Golden Plume Award in 2012 for “Best Originality Online Game” after the release of the 3.1.6 version in August, 2012. The Golden Plume Awards is considered the most important award in the online gaming industry in China. The award is voted on by more than 50 million gamers across China is notorious for providing the best-representing of gamers in Chinese gaming industry.

As of December 31, 2012, there were 203,734 registered users since the development of the game, including 69,069 registered since the open beta release in August 2012.

We expect that a new server will be opened in April 2013. The total registered members of 108 Warriors in the fiscal year 2013 is expected to reach approximately 500,000.

Other MMORPGs

The following is an overview of other MMORPGs in development.

UU World.           UU World is a competitive leisure racing game, and is the first game in Santaro’s UU World library, which will consist of a series of similar and separate role-playing games (RPGs). Players will be able to communicate, trade tools, and conduct various activities in the lobby of UU World. UU World is a platform for online game users to switch from one game to another. New games will be added to UU World in the future, such as UU Combat, UU Air Battle, UU Golf, UU Tennis and UU Fishing. Although these games are separate from each other, tools obtained in one game can be used in another.

UU World was suspended due to changes of market perspectives in the industry and we expect to further modify and optimize the contents and designs of the game in the future.

Browser Games Platform

In November 16, 2012, the Company established the web browser game platforms www.05yx.com, which later rebranded to www.1799.com. The website focus on providing a platform to Santaro’s self-developed browser games as well as higher quality third party games. The platform distributes games such as MMORPG, simulation games, board games, puzzle games and social games. The focus of the platform is to provide diversification and to make available a wide variety of games that appeal to a large and diverse spectrum of users. At the end of 2012, Santaro entered into distribution agreements with five third party game developers, pursuant to which we will distribute six new massive multiplayer online role-playing browser games developed by those developers.

The following are some brief descriptions of the games.

Heroes of Sango.           Redesigned from Santaro’s development stage MMORPG, the Three Kingdoms Online, Heroes of Sango adopts the ancient history of China as the background to promoting Chinese martial arts and culture in a traditional way. This new game is based on the ‘Three Kingdoms’ (‘Three Kingdoms’ translated in Chinese is ‘SanGuo’), a well-known historical novel. The Three Kingdoms period, from 220 – 280 AD, is one of the bloodiest in Chinese history and is part of an era of disunity, the Six Dynasties, following the loss of power of the Han Dynasty emperors. Although relatively short, this historic period was full of power struggles, and the sophisticated military strategies have been greatly romanticized in Chinese, Japanese and Korean cultures. Celebrated and popularized over the centuries in operas, folk tales and novels in more recent times, the Three Kingdoms saga has now been produced in films, television series, and video games.

Contrary to other games based on the Three Kingdoms legend which are either formatted into western fantasy-style games or into more traditional Japanese-style games, Three Kingdoms Online reproduces the Three Kingdoms scenes very closely to reality with the help of strong historical content, thereby allowing players to have a better and more accurate feel for the game.

Three Kingdoms Online players need to choose a kingdom and start the game in their first role as a soldier. Players can enjoy reaching character levels and earning free points under the easy level-playing feature, and are enthralled by the large-scale lifelike combat and war systems. Players not only have to focus on the characters’ individual abilities, but must also attach importance to using additional equipment to get more power to defeat the enemies through a card system.

Cards offer instant magical power to attack the enemy, which is usually a decisive factor in battle. Players can recruit their own army once they have accumulated enough points, a feature which is separate from the various grades a player can obtain. Contestants will need to fight their way up the hierarchy to become the King of all Lands, who has all the power and privileges, commands the army in war and tries to unite all of the tribes.

The Three Kingdoms Online game is currently in post-development stage.

New Fantasy City.           Developed by Funcity Inc., New Fantasy City was launched on November 16, 2012. The game is a cartoon-style turn-based MMORPG web browser game. It includes multiple battling systems such as group battles and Dungeons. The game has a total of 44 Bosses to compete with, making the game a unique style in the industry. Under the agreement with Funcity, Inc., Santaro is entitled to 65% of the monthly revenue derived from distributing the game if the monthly revenue is less than RMB300,000 (approximately US$48,000), and is entitled to 70% of the monthly revenue if the monthly revenue is at greater than or equal to RMB300,000 (approximately US$48,000).

Swooned Journey to the West.           Developed by Guangzhou Jieyou Software Co., Ltd., Swooned Journey to the West was launched on November 23, 2012. The game’s storyline is based on one of the four masterpieces of Chinese ancient literature, Journey to the West. The game is integrated with multiple elements, including adventure, role-playing, etc. The featured graphic design and visual effects make it a fun playing game. Under the agreement with Jieyou Software Co., Ltd., Santaro is entitled to 60% of monthly revenue derived from distributing the game if the monthly revenue is less than RMB1,000,000 (approximately US$160,000), and is entitled to 65% of the monthly revenue if the monthly revenue is at greater than or equal to RMB1,000,000 (approximately US$160,000).

Battle of Thousand Heroes.           Developed by Gamewave Group, Battle of Thousand Heroes was launched on November 30, 2012. The game is an action MMORPG based on the popular theme, the Three Kingdom. It has a faction battle system which makes it unique from other web browser games. The faction battle system was originally introduced from client-based MMORPGs and the system can often attract more users to join and play the game. Under the agreement with Gamewave Group, Santaro is entitled to 65% of monthly gross revenue derived from distributing the game.

Fallen Immortals.                     Developed by Guangzhou Mingchao Network Co., Ltd. Fallen Immortals was launched on December 20, 2012. The game is a cartoon-style action game which has a sophisticated item system and a dungeon system as well. The game’s storyline is based on fantasy fairytales, such as immortals fallen into the human land and conquer the devils and other enemies. Under the agreement with Mingchao Network Co., Ltd., Santaro is entitled to 60% of monthly revenue derived from distributing the game if the monthly revenue is less than RMB200,000 (approximately US$32,000), and is entitled to 65% of such monthly revenue if such revenue is at greater than or equal to RMB200,000 (approximately US$32,000).

Additionally, the Company has entered into distribution agreements with Shanghai UUZU Information Technology Co., Ltd., Guangzhou Xianhai Network Technology Co., Ltd., and Beijing Babeltime Technology Co., Ltd., pursuant to which the Company will distribute the games Knight Saga, a role playing MMORPG which won the 2012 Golden Plume Award for “User Most Enjoyed Top Ten Webgame”, the General, a simulation game (SLG) which won the 2012 Golden Plume Award for “User Most Anticipated Top Ten Webgame”, Warlord Flame, and Blood King Someday.

During the fiscal year 2012, we believe that we have enhanced our game portfolio through agreements with quality and award-winning developers for our expanding user base. We intend to broaden our strategic relationships in China as well as internationally in 2013.

Mobile Games

Mobile games are commonly referred to the games that are developed specifically for smart phones and other portable devices. According to Pyramid Research, the mobile gaming market is predicted to reach $18 billion by 2014 due to the growing number of wireless subscribers in emerging markets such as Brazil, China, India, Mexico, Nigeria, Poland, Russia and South Africa. Therefore the Company believes that, with the huge number of smart phone users increasing in China, the mobile game sector will be the Company’s next revenue generating point.

As of December 31, 2012, Santaro was in the process of developing two mobile games that are expected to be released in 2013.

League of Chibi Warriors

League of Chibi Warriors is a cartoon-style collectible card game (CCG). Users can access and control a variety of different legendary heroes from different times throughout the Chinese history. With all kinds of card-evolving and breeding systems, the users’ desire of collecting cards will be fulfilled in the most possible way by thousands of different kinds of cards.

The beta version of the game is expected to be released in May 2013, and we expect to launch the game in July 2013. Also we expect that the total revenue of the fiscal year of 2013 for this game will be approximately RMB 5.7 million (approximately USD 900,000).

Rainblood Zero (Temporary)

Rainblood Zero is an action game and it is one of a series of games originally developed in China. It tells a story about a virtual world filled with mystery and darkness, and people have to live in betrayal, lies and conspiracies. Our version is the mobile-transplanted version of the Rainblood Series Game

We expect to release the beta version of the game in early April 2013, and launch the full version in July 2013. The revenue of the fiscal year of 2013 is expected to be approximately RMB 4.6 million (approximately USD 730,000).

Other Services

E-Commerce Platform

On July 18, 2011, the Company established Outlets Internet Sale Limited jointly with New Select Group Limited, an unrelated company incorporated in BVI, each holding 50% of the equity interest. The primary objective for the joint venture is to further extend and develop our online sales in the PRC.

Jointly developed by Santaro and Outlet (China) Limited, the Outlets E-Commerce Platform Project is an e-commerce business and management platform, and an online virtual version of the Outlets China centers (www.outletcn.com/en/index.aspx), luxury-brand physical shopping centers currently under construction in the five largest metro regions of China. The Company expects the Outlets Online to be China’s first fully interactive virtual shopping environment, allowing the user to walk around the virtual outlets compound, enter the individual virtual shops, look through the product selection, input the user’s individual size and dimensions, try on the item and purchase it online.

Santaro’s proprietary platform offers numerous entertaining applications through its Application Programming Interface (API), providing a perfect high end shopping experience to online users.

Platform Features:

1.          Fine System Structure. Through our proprietary system structure, users rapidly access the luxury Outlets shopping centers, and select products anytime from anywhere, through a platform that is stable, secure, accurate and expandable.

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

In January, 2012, we developed a demo version of the virtual platform which contains most of the above features. However the development of the platform is fully depended on the development of the physical shopping centers since the look of the virtual malls will fully reflect the appearance of its physical models. We are currently waiting for the physical malls to be constructed and inhabited before we can further develop our virtual version of these malls. The constructions of the physical malls which was initiated and commenced by our partner was delayed. We expect to finalize the development of our virtual platform once we are informed of the completion of the physical malls by our partner.

TECHNOLOGY

SOUL Game Engine

Santaro has developed its own proprietary game engine technology for the development of MMORPGs, namely, the SOUL Game Engine. Three Kingdoms Online and UU World have both been developed using the SOUL Game Engine and, in the future, this engine will continue to be used for the development of both MMORPGs and web games.

Content might be king, but when it comes to Internet content, keeping up with technological innovation is just as crucial. Companies are continually developing new games with the latest technological tools to attract more users and boost revenues.  Without its own game engine, a company cannot understand in any depth the key drivers needed for developing an online game. This is the reason why Santaro decided to develop its own proprietary advanced online engine product, which it calls the SOUL Game Engine. Santaro’s proprietary technology will support over 40,000 simultaneous players. This is a larger concurrent user capacity than most online game companies are currently able to operate in China.   Below is a brief description of the six key components of the SOUL Game Engine. These include: World Map Editor, Physical Properties Tool, Physical Effects Tool, Visual Material Tool, Artificial Intelligence Tool, and User Interface Tool.

World Map Editor

With highly sophisticated computer graphic design techniques and editing, art designers can build colorful topography and geomorphology through a basic height picture that is dynamic and flexible. Different levels of blending materials can be used, including displacement mapping, normal mapping and all kinds of complicated textures. For example, a rough and winding gravel path can be designed through the hills and tracks covered with various types of plants and vegetation.  The SOUL Game Engine’s map editor completely supports the conversion between indoor and outdoor environments and also enables dynamic features per pixel for light and shade effects. With the synthesizing of the world map editor, the game can show and simulate waves, realistic fire, smoke, etc. In addition, the combination of the dynamic sky box and cloud editor system can produce a lifelike sky effect.  Santaro’s aim is to create beautifully designed virtual space and have its customers ‘feel’ they are playing in a stimulating and special game environment.

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

Coral Game Engine

Santaro has developed another 3D game engine specifically for the development of its 108 Warrior MMORPG. It is integrated with below features:

3D Shadowing

The Coral game engine fully and equally supports OpenGL technology and Direct3D technology, both of which are the dominant technologies on 3D shadowing in the industry.

Compatibility

It is compatible for both 2D and 3D modes, and combines the advantages from both modes as well.

Shadowing Engine

The shadowing engine is highly optimized to reflect real lighting effects.

Hardware Acceleration

It also supports hardware acceleration which results high efficiency on model shadowing.

Scene Management System

Script System

It fully supports LUA script language.

Network Underlying Library

It contains a fast and secure network underlying library.

User Interface Tool

It contains an easy to use User Interface (UI) Tool which includes map tools, graphic tools and effects tool etc.

Technology Infrastructure

Santaro’s major Internet Data Centre (IDC) is located in Beijing. This centre is critical to Santaro’s overall operations, as it hosts key customer information such as account verification as well as the accounting and billing system. As the centre contains key data, it also has a sophisticated security system consisting of firewall, load balance devices, multi-processing and multi-core routers. In addition, when the number of concurrent users reaches 100,000, this core IDC will also play a key role for off-site disaster recovery, if needed. The facility is a major back-up center in case of force majeure events, such as earthquake and five, as well as a center managing users’ data and network traffic.

The Company has built a reliable and secure network infrastructure to fully support its operations. In order to maintain stable operation of its MMORPGs, Santaro maintains 300 servers located in Internet Data Centers (IDC) in 80 major cities in China. These major cities are Shanghai, Guangzhou, Shijiazhuang, Shenyang, Chengdu, and Xi’an and are the network backbone nodes. These nodes provide various regions with the capacity to accommodate up to 100,000 concurrent game players and a sufficient amount of connectivity bandwidth to maintain such a service. When the number of players is close to 100,000, new backbone nodes will be set up.

OPERATIONS

Customer Service

Santaro provides consistent high-quality customer service and is responsive to game players’ needs. Game players using Santaro products are able to access the customer service center via in-game chats, phone or e-mail 24 hours a day, seven days a week. In addition, a forum website was setup in August 2012 for game players to submit feedback. As of December 31, 2012, Santaro currently has over 17 dedicated customer service representatives called Game Masters (GMs), many of whom are MMORPG enthusiasts. In August 2012, Santaro has set up detailed guidelines on how GMs should handle requests, complaints, suggestions or bug reports they receive from customers by email, phone or chat lines, as well as how to send information back to the Product Development Department and/or the Operation and Maintenance Department, to ensure issues are addressed promptly and accurately.

Pricing

The online game industry in China requires free-to-play content if an item-based charging business model is offered. In fact, unlike most western online game operators that rely on a time-based charging business model to generate revenues, the majority of Chinese online game operators offer their games for free. The companies make profits when players purchase virtual online items in the course of their games.

Santaro currently uses an item-based revenue model for its games. Under the item-based revenue model, game players can activate the basic functions of the game free of charge for as long as they want. Santaro generates revenue through the sale of virtual items, such as performance-enhancing clothing, equipment, and accessories that enhance the game-playing experience.

Distribution

Santaro primarily distributes its games through third party prepaid cards distributors, online commercials on game media websites, and pre-installs game software in Internet café computers.

Distribution Through Internet Cafes

The Internet cafe industry is a derivative of the World Wide Web economy in China. It is considered to be the most convenient place for people to access the Internet in China. Internet cafes has become the third largest internet accessing place for internet users after home and office, according to the Revelation of the Current Status of Internet Cafe Business in China issued on www.netbarcn.com. According to the internet cafe market report issued by the Culture Department, the total number of internet cafes in China was 146,000 by the end of 2011, while the total number of internet café users has reached 126 million as of the end of 2012, according to CNNIC.

According to the 2012 China Internet Cafe Development Report issued by TXWM.com, 90.33% of customers go to internet cafes to play games as their main purposes, making a unique advantage for distributing online games through internet cafes.

Santaro is in the process of establishing an online promotion platform for internet cafes featuring the following advantages: direct access to end users shortening the distribution channel, lower promotion costs as compared to the traditional distribution channels, and real-time monitoring. Santaro’s internet cafe promotion platform is focusing on the diversification of the products and services. We believe that making all of our products available on the platform will provide internet cafes more options, giving them more room for their own promotion activities. Through our existing connections in the areas of Sichuan, Shandong, Hebei and other provinces, we expect to have at least 4,000 internet cafes joining the plan in 2013. We believe that with further development of the platform, the concept will become a key to the internet cafes business in China. We are confident to make our platform available to cover the majority of China’s Internet cafe business in the near future.

Distribution Through Prepaid Cards

Additionally, Santaro sells prepaid game cards in virtual and physical form to a range of regional third-party distributors, who in turn re-distribute them to numerous retail outlets across China. Online payment systems in China are not as widely available to, nor accepted by, consumers as they are in the United States. As a result, companies still need to rely on a physical distribution network, composed of third-party distributors covering a network of retail outlets across China for the sale of their products and services.  As of December 31, 2012, Santaro’s nationwide distribution network consisted of two prepaid cards distributors, and reached over 15 retail outlets.

It is our intention once the MMORPGs have been fully operational for at least one to two years and regional distributors are more familiar with Santaro and its games, to establish direct distribution relationships with local dealers. Typically, Santaro will collect payment from its distributors upon delivery of its prepaid game cards and plans to offer sales discounts and rebates to its distributors. The distribution agreements will be non-exclusive, and will not prohibit distributors from working with other online game operators.

Promotion

Santaro’s promotion activities include online advertising, offline promotions and traditional media. The Company uses different methods to target different demographic groups of game players:

•	For online advertising, the Company advertises on a variety of websites, including on Internet cafe homepages. Santaro also uses videos to promote its games online, as a dynamic video can show the lifelike scenes of a game and at the same time can give a sense of the exciting special effects.
•	Santaro also uses a variety of offline promotional events including, Internet cafe events, free trial plays, game players’ gatherings, and provides souvenirs, awards and prizes.
•	With respect to traditional media, promotions include print advertisements in magazines that target the Company’s game player base and outdoor multimedia.

Network promotion strategy consists of voluntary individuals or groups with sales skills capabilities and who are keen to promote the product to other potential users. Santaro will seek to minimize distribution and advertising costs to attract customers, and will provide rewards such as high-recharge bonus and virtual item redemption to those individuals or groups of people bringing new players and clients to the Company.

Overseas Distribution Strategy

Identifying appropriate overseas markets, negotiating with potential third-party licensees and managing the relationships with those licensees require substantial management effort and skills.

Chinese online games can prove attractive to foreign markets and some Asian countries, such as Malaysia, Taiwan and Vietnam are fast-growing online games markets, but lack local product development. Because those countries have less competition than what is currently in China, they are attractive markets for Santaro.  In order to distribute some of our online games to those selective overseas markets, we will establish cooperation agreements with one of the local game operators in a selected country. The basic structure of the cooperation agreement will enable the local online game operators acting as distribution agents for Santaro’s games in their local market.  Overseas licensing revenues will consist of an initial license fee and ongoing revenue-based royalties.

We expect to initiate the discussion later in the year 2013 with some potential overseas distributors in some Asian markets especially in Chinese speaking markets such as Hong Kong, Taiwan and Malaysia.

Billing System

Santaro’s billing system can effectively capture the purchase and consumption of virtual items and record game players’ purchase patterns, so the Company can improve its product offerings by designing new virtual items. At the same time, it enables the Company to adjust prices according to consumers’ preferences.

The Company sells a substantial portion of virtual prepaid game cards and game points to its players through third-party online payment platforms. Starting from the launch of 108 Warriors on August 23, 2012 through the end of the fiscal year, we sold 1,739 virtual prepaid game cards through our online system as well as third party online payment platforms.

In addition, the Company plans to collect game operations revenue through the sale of prepaid game cards or online direct sales of game points straight from its own website.

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

Virtual Card: Players may purchase Santaro’s virtual cards by using third-party electronic point card sales platforms. They are also given the option to e-recharge their virtual cards, if needed. Santaro cooperates with third-party electronic point card sales platforms such as CNcard (cncard.com) and Cobuy (cobuy.com.cn).

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

Marketing Strategy

In order to produce a strong brand of online games, Santaro expects to differentiate the Company from its competition through the marketing strategies highlighted below:

Market Coverage Strategies

The Company is implementing targeted marketing strategies for each of its online game products and services to attract customers. There are generally three market coverage strategies to choose from:

Undifferentiated Marketing. This strategy consists of targeting a market as a homogeneous unit, instead of a heterogeneous group, in order to attract as many customers as possible with only one product, one price, and one promotion type. Undifferentiated marketing relies on mass distribution and mass advertising, aiming to give the product a superior image in the minds of the consumers. It is a very effective strategy when launching an innovative product in a market where competition is close to nil. Today, this market coverage strategy is not applicable to Santaro.

Differentiated Marketing. With this strategy, companies break the market into several sub-markets and design different products and sales tactics for each of these sub-markets. This helps to satisfy different consumer demands. Typically differentiated marketing creates more total sales than undifferentiated marketing, but it also increase the costs of doing business. Santaro will implement this marketing strategy at a later stage and plans to design different products that will satisfy different consumers’ requirements and needs. We will adopt different marketing strategies tailored to the various sub-markets that we sell our games in.

Concentrated Marketing. Concentrated marketing focuses on one small part of the marketplace and is affected by a concentrated marketing promotion that seeks to gain a large share of a small market. Concentrated marketing is particularly effective for small companies with limited resources because it enables the company to achieve a strong market position in the specific market segment it serves without mass production, mass distribution or mass advertisement. Companies adopting this kind of strategy generally have a good understanding of their target markets, and as this strategy works well for early-stage operators. Concentrated marketing is the strategy that Santaro currently has adopted.

Product Life Cycle

The Company is also looking constantly for new markets to establish additional distribution channels in order to maximize revenues from products that have already been developed. This is done by maximizing awareness of each online game in the market based on its life cycle. The operational life cycle of any developed retail product can be divided into four phases: warm-up period, commercial period, mature period and steady period.

Warm-up Period: This stage is the beta launch of a new product in the market. In order to attract attention and interest in our products, we will ensure attractive features, side-effects, fashionable trends, and popular themes are contained in each product we develop.

Commercial Period: After modifications are integrated into the product, the commercial operational phase will start and we will start receiving revenue from our customers. Promotion and advertising for this phase will be done via the Internet and by using billboards located in public places with high user density and a large number of viewers.

Mature Period: During this phase, to increase our brand image and awareness of our products in the market, we will increase advertising in the market to gain more online players, and boost revenue. Because in today’s markets there are more and more online players, the demand for games is now from a diversified group of consumers, giving us the opportunity to attract more users.

Steady Period: We will establish a network of cooperation with local communities throughout the country, as well as overseas agents, to further promote our products and increase our customer base.

For each product we develop, we constantly adjust our marketing strategy depending on the outcome of management’s assessment of the opportunity, and at what stage the product is in its current life cycle. In addition, we strive to ensure we have more than one product in the market in order to increase our product offering, strengthen our brand name and annual revenue.

GOVERNMENT REGULATIONS

Our online games, online services and related content on our websites are subject to various PRC laws and regulations relating to the telecommunications industry, Internet and online games. We are regulated by various government authorities, including:

•	the Ministry of Industry and Information Technology and, before its formal establishment in 2008, its predecessor, the Ministry of Information Industry;

•	the General Administration of Press and Publications (the National Copyright Administration);

•	the State Administration for Industry and Commerce;

•	the Ministry of Culture; and

•	the Ministry of Public Security.

The principal PRC regulations governing Internet content, as well as online game services in China include:

•	Telecommunications Regulations (2000);

•	the Administrative Rules for Foreign Investments in Telecommunications Enterprises (2001, and as amended in 2008);

•	the Administrative Measures for Telecommunications Business Operating Licenses (2009);

•	the Internet Information Services Administrative Measures (2000);

•	the Interim Measures for the Administration of Online Games (2010);

•	the Tentative Measures for Administration of Internet Culture (2010);

•	the Tentative Measures for Administration of Internet Publication (2002);

•	the Notice of Implementing the State Council’s “Regulation ‘Sanding’” and Relevant Interpretation Issued by State Commission Office for Public Sector Reform (“SCOPSR”) and Further Strengthen the Administration and Approval of the Pre-approval and Import of Online Games (2009);

•	the Foreign Investment Industrial Guidance Catalog (2011);

•	the Administrative Measures on Electronic Publications (2008);

•	the Administrative Measures on Software Products (2009);

•	the Administrative Measures on Internet Electronic Bulletin Board Services (2000);

•	the Measures on Computer Software Copyright Registration (2002);

•	the Notice of the Ministry of Culture on Enhancing the Content Review Work of Online Game Products (2004);

•	Some Opinions of the Ministry of Culture and the MIIT on the Development and Administration of Online Games (2005);

•	the Notice on the Work of Purification of Online Games (2005);

•	the Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business (2006);

•	the Circular on Implementing Online Game Anti-fatigue System to Protect the Health of the Minors (2007);

•	the Administrative Measures on Internet Video/Audio Program Services (2007);

•	Notice on Initializing the verification of Real-name Registration for Anti-Fatigue System on Internet Games (or the Real-name Registration Notice) (2011);

•	the Tentative Catalog of Internet Video/Audio Program Services (2010);

•	the Notice on the Reinforcement of the Administration of Internet Cafés and Online Games (2007);

•	the Tentative Measures for Administration of Internet Commodity Transaction and Relevant Services (2010);

•	the Notice on Strengthening the Administration of Virtual Currency of Online Games (2009); and

•	the Tentative Measures for Administration of Internet Goods and Relevant Services Transactions (2010).

As the online game industry is at an early stage of development in China, new laws and regulations may be adopted from time to time to require additional licenses and permits. As a result, substantial uncertainties exist regarding the interpretation and implementation of current and any future Chinese laws and regulations applicable to the online game industries.

Restrictions on Foreign Investment

Under the above regulations, a foreign investor is currently prohibited from owning more than 50% of the equity interest in a Chinese entity that provides value-added telecommunications services, including online games and other Internet content provision services. In addition, foreign and foreign invested enterprises are currently not able to apply for certain required licenses to provide these services.

The Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business issued by the MIIT in July 2006, reiterated the regulations on foreign investment in telecommunications business, which require foreign investors to set up foreign-invested enterprises and obtain an ICP license in order to conduct any value-added telecommunications business in China. Under this circular, a domestic company that holds an ICP license is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance in forms of resources, sites or facilities to foreign investors that conduct value-added telecommunications business illegally in China. Furthermore, the relevant trademarks and domain names that are used in the value-added telecommunications business must be owned by the local ICP license holder or its shareholders. This circular further requires each ICP license holder to have the necessary facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with the standards set forth under relevant PRC regulations. Due to the lack of further necessary interpretation from the regulators, it remains unclear what impact this circular will have on us or the other Chinese Internet companies that have adopted the same or similar corporate and contractual structures as ours.

On September 28, 2009, GAPP, the National Copyright Administration, and National Office of Combating Pornography and Illegal Publications jointly issued the GAPP Notice, which restates that foreign investors are not permitted to invest in online game-operating businesses in China via wholly owned, equity joint venture or cooperative joint venture investments. The GAPP Notice expressly prohibits foreign investors from gaining control over or participating in domestic online game operators through indirect ways such as establishing other joint venture companies, or contractual or technical arrangements. However, the GAPP Notice does not provide any interpretation of the term “foreign investors” or make a distinction between foreign online game companies and China based companies under a similar corporate structure like ours. Thus, it is unclear whether such regulations will be applicable to us or many other China based companies that rely on similar contractual arrangements with variable interest entities that operate online games in China. Since the promulgation of the GAPP Notice, we have applied for and obtained ISBNs from GAPP for Internet publications of several new games without encountering any problem. We are not aware that GAPP has taken any enforcement action under the GAPP Notice against any online game operators under a similar corporate structure like ours.

We conduct our online game and related businesses through contractual arrangements with Beijing Sntaro. Such arrangements are described in greater details under the caption “VIE Structure”.

Regulation of Licenses for Online Games

Online game operators are required to hold a variety of permits and licenses, which include:

ICP License

Under current Chinese laws and regulations, a commercial operator of Internet content provision services must obtain a value-added telecommunications business operating license for Internet content provision from the appropriate telecommunications authorities in order to carry on any commercial Internet content provision operations in China. Santaro has obtained the ICP licenses.

Internet Culture Operation License

Each ICP license holder that engages in the supply of Internet culture products and related services, including provision of online games services, must obtain an additional Internet culture operation license from the appropriate culture administrative authorities pursuant to the newly issued Tentative Measures for Administration of Internet Culture (2011), which superseded the Tentative Measures for Administration of Internet Culture (2003, and as amended in 2004).

Internet Publishing License

The GAPP and the MIIT jointly impose a license requirement for any company that intends to engage in Internet publishing, defined as any act by an Internet information service provider to select, edit and process content or programs and to make such content or programs publicly available on the Internet. According to the Tentative Measures for Administration of Internet Publication (2002), the provision of online games services is deemed an Internet publication activity. Therefore, online game operators need to obtain an Internet publishing license in order to directly make their online games services publicly available in China.

Online Bulletin Board Service Approval

The MIIT has promulgated rules requiring ICP license holders that provide online bulletin board services to register with, and obtain approval from, the relevant telecommunication authorities.

Regulation of Internet Content

The Chinese government has promulgated measures relating to Internet content through a number of ministries and agencies, including the MIIT, the Ministry of Culture and the GAPP. These measures specifically prohibit Internet activities, which includes the operation of online games, that result in the publication of any content which is found to, among other things, propagate obscenity, gambling or violence, instigate crimes, undermine public morality or the cultural traditions of the PRC, or compromise State security or secrets. When an Internet content provider or an Internet publisher finds that information falling within the above scope is transmitted on its website or is stored in its electronic bulletin service system, it shall terminate the transmission of such information or delete such information immediately and keep records and report to relevant authorities. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its websites. In addition, in accordance with the Notice on Enhancing the Content Review Work of Online Game Products (2004) promulgated by the Ministry of Culture, imported and domestic online games should be filed with the Ministry of Culture before the operation of each game.

Regulation of Information Security

Internet content in China is also regulated and restricted from a State security standpoint. The National People’s Congress, China’s national legislative body, has enacted a law that may subject to criminal punishment in China any effort to: (1) gain improper entry into a computer or system of strategic importance; (2) disseminate politically disruptive information; (3) leak State secrets; (4) spread false commercial information; or (5) infringe intellectual property rights.

The Ministry of Public Security has promulgated measures that prohibit use of the Internet in ways which, among other things, result in a leak of State secrets or a spread of socially destabilizing content. The Ministry of Public Security has supervision and inspection rights in this regard, and we may be subject to the jurisdiction of the local public security bureaus. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its websites.

Intellectual Property Rights

The State Council and the National Copyright Administration have promulgated various regulations and rules relating to protection of software in China. Under these regulations and rules, software owners, licensees and transferees may register their rights in software with the National Copyright Administration or its local branches and obtain software copyright registration certificates. Although such registration is not mandatory under PRC law, software owners, licensees and transferees are encouraged to go through the registration process and registered software rights may receive better protections.

The PRC Trademark Law, adopted in 1982 and revised in 2001, with its implementation rules adopted in 2002, protects registered trademarks. The Trademark Office of the SAIC handles trademark registrations and grants a protection term of ten years to registered trademarks.

Virtual Currency

On February 15, 2007, the Ministry of Commerce, the People’s Bank of China and other relevant government authorities jointly issued the Notice on the Reinforcement of the Administration of Internet Cafes and Online Games, or the Internet Cafés Notice. Under this notice, the People’s Bank of China is directed to strengthen the administration of virtual currency in online games to avoid any adverse impact on the economy and financial system. This notice provides that the total amount of virtual currency issued by online game operators and the amount purchased by individual game players should be strictly limited, with a strict and clear division between virtual transactions and real transactions carried out by way of electronic commerce. This notice also provides that virtual currency should only be used to purchase in-game items.

On June 4, 2009, Ministry of Commerce jointly issued Notice on the Reinforcement of the Administration of Virtual Currency in Online Games, which defines what is virtual currency and requires that entities shall obtain the approval from the Ministry of Commerce before issuing virtual currency and engaging in transactions using virtual currency in connection with online games. Entities are prohibited from using virtual currency to carry out gambling business.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC.

ITEM 2.      PROPERTIES

The Company’s office is located at Dazhongsi Zhongkun Plaza Building E, 903. 18A North 3rd Ring Road West, Haidian District Beijing 100098 PRC. We do not own any real property. The Company’s other property and equipment consists wholly of computer equipment, leasehold improvements, and furniture. The net value of the Company’s property was $556,884 as of December 31, 2012.

ITEM 3.      LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

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

Fiscal Quarter	High Bid	Low Bid
2012
Fourth Quarter	$2.00	$0.30
Third Quarter	$0.90	$0.16
Second Quarter	$0.80	$0.10
First Quarter	$2.39	$0.35

Fiscal Quarter	High Bid	Low Bid
2011
Fourth Quarter	$4.95	$1.12
Third Quarter	$5.29	$3.00
Second Quarter	$5.35	$4.00
First Quarter	$5.35	$4.50

Holders

As of March 15, 2013, we had 316 holders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Dividends

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Annual Report on Form 10-K and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the Company’s industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated believed, estimated, expected, intended, or planned.

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

Accounting Policy of Revenue Recognition

The Company currently provides online game services in the PRC and recognizes revenue in accordance to the criteria of ASC subtopic 605 (“ASC 605”), Revenue Recognition when persuasive evidence of an arrangement exists, the service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.  Online game revenues include our MMOG operations and Co-operation Web-based game revenues.

MMOG operations

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

Co-operation Web-based game

As the operator, the Company signed distribution agreements with third-party developers to offer the games to users on its websites or platforms. Although the company is the party that signs the user agreement with its users and is responsible for its users’ experience on its Websites or platforms, its remaining obligation is deemed to be inconsequential and perfunctory after the end users recharge to exchange the game coins of these web-based games. Besides, the third party developers obliged to provide on-going services to users, so a proportion of the full revenue received from end users is recorded as revenue according to the distribution agreements.

Results of Operations

Because the Company is in the development stage, our operations have been limited to developing our products.  As a result, the Company only has generated an insignificant amount of revenue during the period from August 9, 2006, its inception, through December 31, 2012. The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Years Ended December 31,
	2012	2011

Revenue	$27,571	$-
Cost of revenue	693,059	-
Gross loss	(665,488)	-

Operating expenses
Research and development expenses	2,683,443	2,439,991
Sales and marketing expenses	362,145	21,280
General and administrative expenses	1,409,898	1,312,272
Total operating expenses	4,455,486	3,773,543

Loss from operations	(5,120,974)	(3,773,543)

Gain on deconsolidation of subsidiary	(15,823)	-
Non-operating (income) expenses	(7,020)	925

Net loss	$(5,098,131)	$(3,774,468)

Revenue

For the year ended December 31, 2012, revenues were $27,571, representing an increase of $27,571, compared to $0 for the corresponding period in 2011.The increase in net revenues from online games was primarily due to the revenue contribution from 108 Warriors an MMORPG launched in the third quarter of 2012, with an amount of $19,343. The Company also generated a minor revenue from web games during the year ended December 31, 2012.

Cost of revenue

For the year ended December 31, 2012, cost of revenues were $693,059, representing an increase of $693,059, compared to $0 for the corresponding period in 2011. The increase in cost of revenues from online games was primarily due to the cost from 108 Warriors.

Gross loss

As a result of the foregoing, our gross loss for the year ended December 31, 2012 was $(665,488) from $0 in the same period of 2011. The reason for the negative gross profit was due to the new game 108 Warriors. Because the game was in introduction stage, the Company needed to spend more costs to launch and operate this new game. These costs were primary composed by salaries of operation staffs, depreciations of the operation equipments, and advertisement fees.

Research and Development (R&D) expenses

R&D expenses primarily consist of R&D employee salary, rent expenses, social assurance, depreciation, service fee, property management fee and testing fee for R&D activities. For the year ended December 31, 2012, R&D expenses were $2,683,443, representing an increase of $243,452 or 9.98%, compared to $2,439,991 for the corresponding period in 2011. The increase was primarily because rent expenses increased by $326,814 due to an increase in rental fee charge for a newly rented Beijing office, service fee increased by $155,578, consisting of $150,995 paid for outsourcing services required by “Heroes of Sango, 108 Warriors and Demon Sword” development, depreciation increased by $76,550, property management fee increased by $80,548 and social assurance increased by $30,268 compared to the same period of 2011. R&D employee salary decreased by $396,576 and design fee decreased by $47,139 compared to the corresponding period of 2011, which was due to the Company changed part of “MMORPG” to web games to better meet customer demand, since the technique requirement of Web game is lower than the “MMORPG”, the Company fired several junior technicians to save labor cost and improve operational ability. Other variances include expenses for office, business entertainment, business travelling, communication, water and electricity, sundries, computer accessories, etc., presenting a slight increase, accumulated about $17,409.

Sales and marketing expenses

Selling expenses mainly represented selling employee salaries, advertising & promotion fees and water & electricity fees. For the year ended December 31, 2012, selling expenses were $362,145, representing an increase of $340,865 or 1,601.81% compared to $21,280 for the corresponding period in 2011. The increase was mainly due to increases in selling employee salaries, which increased by $198,171 due to the launch of 108 Warriors, and for the same reason, advertising & promotion fee was also increased by $117,560, besides, water & electricity fee increased by $9,519. Meanwhile, car expenses decreased by $4,903 compared with the corresponding period. Other miscellaneous fees increased by $20,518.

General and administrative expenses

General and administrative expenses consisted primarily of G&A employee salaries, professional services fees, social insurance and depreciation. For the year ended December 31, 2012, total general and administrative expenses were $1,409,898, representing an increase of $97,626 or approximately 7.44% as compared to $1,312,272 for the corresponding period in 2011. The increase was due to increases in professional service fee, which increased by $167,476, in communication fee, which increased by $19,636, in depreciation, which increased by $44,823, compared to the same period in 2011, respectively. Meanwhile, office renovation costs decreased by $37,072, service fee decreased by $28,161, social insurance decreased by $27,094, rent expenses decreased by $25,565, and office expenses decreased by $26,051, compared to the same period in 2011, respectively. The increase of $167,476 in professional service fee was due to the payment of audit fees for the Company’s 2011 annual audit and the auditors’ review fees of the Company’s quarterly reports of 2012 and other professional consulting fees paid in connection with the Sarbanes-Oxley Act of 2002 (“SOX”). Other variances include expenses occurred for G&A employee salaries, membership expenses, travelling expenses, and welfare expenses, etc, presenting a slight increase, accumulated at approximately $9,634.

Net loss

For the year ended December 31, 2012, net loss increased to $5,098,131 from $3,774,468 for the corresponding period in 2011. The increase in net loss was primarily due to increases in cost of revenues, R&D expenses, sales and marketing expenses and G&A expenses.

Liquidity and Capital Resources

For the fiscal years 2012 and 2011, we met our working capital requirement mainly by using cash flows from related parties. We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows supported by related parties, will be sufficient to meet our working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.

Since we initiated our business operations, we have been funded primarily by related parties. During the past two years, Mr. Zhilian Chen, our Chairman, and CixiYide Auto Co., Ltd. (“CixiYide”), a company 100% beneficially owned by Mr. Chen, provided continuous financial support to the Company. As of December 31, 2011, the total amount of the balance of the loan that had been provided by CixiYide was $1,577,639, and the balance of the loan from Mr. Zhilian Chen was $154,720. As of December 31, 2012, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $4,222,732 and $170,589, respectively.

Going concern and Liquidity

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and only generated an insignificant amount of revenue during the period from its inception (August 9, 2006) to December 31, 2012. The company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. The Company has an accumulated deficit of $14,628,454 as of December 31, 2012. During the year ended December 31, 2011, the Company obtained funding in the amount of $4,750,000 from the issuance of 2,375,000 shares of our common stock, and warrants to purchase a total of 1,187,500 shares of our common stock. On December 5, 2011, Mr. Zhilian Chen converted parts of the loan provided by CixiYide to Beijing Sntaro, i.e., $4,626,818 (RMB 29,260,000), into the registered capital of Beijing Sntaro by the way of subscribing for the increased capital of Beijing Sntaro and then let Beijing Sntaro to pay back the increased capital to CixiYide. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. These factors raise substantial doubt about our ability to continue as a going concern.

Cash Flows

	Years ended December 31,
	2012	2011

Net cash used in operating activities	$(4,418,714)	$(3,578,700)
Net cash used in investing activities	(205,565)	(402,008)
Net cash provided by financing activities	2,631,412	5,711,309
Effect of foreign currency exchange rate changes on cash and cash equivalents	13,759	(22,076)
Net (decrease) increase in cash and cash equivalents	$(1,979,108)	$1,708,525

Net cash used in operating activities: The Company had insignificant amount of revenue from its inception in 2006 to December 31, 2012. Our net cash used in operating activities increased by $840,014 in the year ended December 31, 2012 compared to that in the year ended December 31, 2011, representing an increase of 23.47%. Most operating cash flow is the result of cash-paid expenditure during operation. The increase of net cash used in operating activities was due to increases in salary expense, rent expense and professional service fee. Since the Company will complete its R&D of Heroes of Sango and Demon Sword, and also in order to cope with the release of the Company’s new game 108 warriors, the Company hired more high level staffs for the preparation of operating. Rent expenses increased due to the payment for a newly rented Beijing office. And professional service fee increased due to the payment of audit fees for the Company’s 2011 annual audit and the auditors’ review fees of the Company’s quarterly reports of 2012 and other professional consulting fees paid in connection with the Sarbanes-Oxley Act of 2002 (“SOX”).

Net cash used in investing activities: Our net cash used in investing activities decreased by $196,443 in the year ended December 31, 2012 compared to that in the year ended December 31, 2011. The decrease in net cash used in investing activities was the result of a decrease in the purchasing of new equipment with an amount of $154,660, and the decrease in intangibles with an amount of $25,960 during the year ended December 31, 2012.

Net cash provided by financing activities: Our cash provided by financing activities significantly decreased from $5,711,309 for the year ended December 31, 2011 to $2,631,412 for the year ended December 31, 2012, representing a decrease of 53.93%. The current financed capital could not support current operation and product development. Through December 31, 2012, CixiYide Auto Company, which is 100% beneficially owned by Mr. Zhilian Chen, continuously provides financial support.

Working capital

We have working capital deficit of $(4,927,588) as of December 31, 2012, compared with working capital of $228,657 as of December 31, 2011, representing an increase of deficit of 2255%. The significant change in working capital is due to the development stage of the Company’s games. Because the Company’s games only produced insignificant amount of revenue, the Company had to obtain loans to support daily operations. Beijing Sntaro, a subsidiary of the Company, obtained loans in the amount of $1,577,639 in the aggregate as of December 31, 2011 from CixiYide. As of December 31, 2012, the Company accumulatively obtained loans in the amount of $4,393,321 from CixiYide and Mr. Zhilian Chen. On December 5, 2011, Mr. Zhilian Chen converted parts of the loan provided by CixiYide to Beijing Sntaro, i.e., $4,626,818 (RMB 29,260,000), into the registered capital of Beijing Sntaro by the way of subscribing for the increased capital of Beijing Sntaro and then let Beijing Sntaro to pay back the increased capital to CixiYide. The Company also received proceeds in the aggregate of $4.75 million upon the issuance of 2.375 million shares of common stock and warrants to purchase up to 1,187,500 shares of our common stock in 2011.

Description of Property

The Company’s property and equipment consisted wholly of computer equipment, leasehold improvements, and furniture. The book value of the Company’s property and equipment was $556,884 as of December 31, 2012.

Employees

As of December 31, 2012, the Company employed approximately 103 designers and programmers. The majority of employees have three to five years’ of experience in the online games industry.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

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

In the opinion of Han Kun Law Offices, our PRC legal counsel, subject to the interpretation and implementation of the MIIT Circular and Circular 13, the ownership structure of Ningbo Sntaro and Beijing Sntaro and our contractual arrangements with Beijing Sntaro and its shareholders comply with all existing PRC laws, rules and regulations. However, in the opinion of our PRC legal counsel, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations and there may be changes and other developments in the PRC laws and regulations or their interpretations. Accordingly, we cannot give assurance that the Chinese government authorities will ultimately take a view that is consistent with the opinion of our PRC legal counsel.

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

AS OF DECEMBER 31, 2012

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

AND SUBSIDIARIES

CONTENTS

Pages
Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheets	F2
Consolidated Statements of Operations and Comprehensive Loss	F3
Consolidated Statements of Changes in Stockholders' Equity (Deficit)	F4
Consolidated Statements of Cash Flows	F5
Notes to Consolidated Audited Financial Statements	F6 - F19

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Santaro Interactive Entertainment Company

We have audited the accompanying consolidated balance sheets of Santaro Interactive Entertainment Company and its subsidiaries (A development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended and for the period from August 9, 2006 (Inception) through December 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of their operations and its cash flows for the years then ended and for the period from August 9, 2006 (Inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses from operations for the years ended December 31, 2012 and 2011, and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Marcum Bernstein & Pinchuk LLP

New York, New York

March 29, 2013

Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$49,504	$2,028,612
Prepaid expenses	4,751	322,580
Other receivables	10,592	156,268

Total current assets	64,847	2,507,460

Property and equipment, net	556,884	494,412
Long term investment	644	644
Intangibles, net	31,575	33,272

Total Assets	$653,950	$3,035,788

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Advance from Customers	$79,861	$-
Taxes payable	737	-
Deferred revenue	17,461	-
Other payables and accrued expenses	467,976	533,034
Due to related parties	4,426,400	1,745,769

Total current liabilities	4,992,435	2,278,803
Commitments and contingencies
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock ($0.001 par value; authorized –100,000,000 shares; issued and outstanding –69,875,000 shares at December 31, 2012 and 2011, respectively)	69,875	69,875
Additional paid-in capital	10,578,169	10,578,169
Deficit accumulated during the development stage	(14,628,454)	(9,530,323)
Accumulated other comprehensive loss	(358,075)	(360,736)

Total stockholders’ (deficit) equity	(4,338,485)	756,985

Total Liabilities and Stockholders’ (Deficit) Equity	$653,950	$3,035,788

See notes to the consolidated financial statements

* None of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2012	2011	August 9, 2006 (inception of Beijing Sntaro) through December 31, 2012

Revenue	$27,571	$-	$27,571
Cost of revenue	693,059	-	693,059
Gross loss	(665,488)	-	(665,488)

Operating expenses
Research and development expenses	2,683,443	2,439,991	9,056,654
Sales and marketing expenses	362,145	21,280	548,921
General and administrative expenses	1,409,898	1,312,272	4,512,553
Total operating expenses	4,455,486	3,773,543	14,118,128

Loss from operations	(5,120,974)	(3,773,543)	(14,783,616)

Gain on deconsolidation of subsidiary	(15,823)	-	(15,823)
Non-operating (income) expenses	(7,020)	925	433,480

Loss before non-controlling interest	(5,098,131)	(3,774,468)	(15,201,273)

Less: loss attributable to the non-controlling interests	-	-	(572,819)

Net loss attributable to the Company	(5,098,131)	(3,774,468)	(14,628,454)

Other comprehensive loss
Net loss	(5,098,131)	(3,774,468)	(15,201,273)
Foreign currency translation adjustment	2,661	(247,528)	(358,075)
Comprehensive loss	(5,095,470)	(4,021,996)	(15,559,348)
Less: Comprehensive loss attributable to the non-controlling interest	-	-	(572,819)

Comprehensive loss attributable to the Company	$(5,095,470)	$(4,021,996)	$(14,986,529)

Loss per share:

Basic and diluted	(0.07)	(0.06)

Weighted average number of common shares outstanding – basic and diluted	69,875,000	68,470,959

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional	Deficit accumulated	Accumulated other	Total deficit of
		$0.001 Par	Paid-In	during development	comprehensive	the Company’s	Non-controlling
	Share	Value	Capital	stage	income (loss)	stockholders	interest	Total deficit

Balance at August 9, 2006	55,670,000	$55,670	$(55,670)	$-	$-	$-	$-	$-
Net (loss)			-	(21,583)	-	(21,583)	-	(21,583)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	884	884	-	884
Inject paid-in capital			139,580	-	-	139,580	-	139,580
Balance at December 31, 2006	55,670,000	55,670	83,910	(21,583)	884	118,881	-	118,881
Net (loss)			-	(483,001)	-	(483,001)	-	(483,001)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	10,100	10,100	-	10,100
Inject paid-in capital			492,141	-	-	492,141	-	492,141
Balance at December 31, 2007	55,670,000	55,670	576,051	(504,584)	10,984	138,121	-	138,121
Net (loss)			-	(805,983)	-	(805,983)	-	(805,983)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	6,693	6,693	-	6,693
Inject paid-in capital			739,775	-	-	739,775	-	739,775
Balance at December 31, 2008	55,670,000	55,670	1,315,826	(1,310,567)	17,677	78,606	-	78,606
Net (loss)			-	(1,937,574)	-	(1,937,574)	(333,044)	(2,270,618)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(22)	(22)	-	(22)
Inject paid-in capital			-	-	-	-	437,771	437,771
Balance at December 31, 2009	55,670,000	55,670	1,315,826	(3,248,141)	17,655	(1,858,990)	104,727	(1,754,263)
Net (loss)			-	(2,507,714)	-	(2,507,714)	(239,775)	(2,747,489)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(130,863)	(130,863)	-	(130,863)
Effect of reverse acquisition	11,830,000	11,830	(112,100)	-	-	(100,270)	135,048	34,778
Balance as of December 31, 2010	67,500,000	67,500	1,203,726	(5,755,855)	(113,208)	(4,597,837)	-	(4,597,837)
Net (loss)			-	(3,774,468)	-	(3,774,468)	-	(3,774,468)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(247,528)	(247,528)	-	(247,528)
Common stock issued for cash June 27,2011	1,000,000	1,000	1,999,000	-	-	2,000,000	-	2,000,000
Common stock issued for cash August 29, 2011	1,375,000	1,375	2,748,625	-	-	2,750,000	-	2,750,000
Capital contribution			4,626,818			4,626,818		4,626,818
Balance as of December 31, 2011	69,875,000	69,875	10,578,169	(9,530,323)	(360,736)	756,985	-	756,985
Net (loss)		-	-	(5,098,131)	-	(5,098,131)	-	(5,098,131)
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	2,661	2,661	-	2,661
Balance as of December 31, 2012	69,875,000	$69,875	$10,578,169	$(14,628,454)	$(358,075)	$(4,338,485)	$-	$(4,338,485)

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	August, 2006 (inception of Beijing Sntaro) through December 31, 2012
Cash flows from operating activities:
Net loss	$(5,098,131)	$(3,774,468)	$(15,201,273)
Adjustments to reconcile net loss before non-controlling interests to net cash used by operating activities:
Depreciation	223,138	87,605	528,359
Amortization of intangible assets	9,991	7,291	17,588
Gain on deconsolidation of subsidiary	(15,823)	—	(15,823)
Changes in operating assets and liabilities:
Prepaid expenses	319,750	(269,305)	5,069
Other receivables	146,065	(94,014)	(88,492)
Advance from customers	79,814	—	79,814
Taxes payable	737	—	737
Deferred revenue	17,450	—	17,450
Other payables and accrued expenses	(137,081)	446,373	455,220
Due to related parties	35,376	17,818	81,437
Net cash used in operating activities	(4,418,714)	(3,578,700)	(14,119,914)

Cash flows from investing activities:
Purchase of property and equipment	(213,350)	(368,010)	(987,519)
Purchase of intangibles	(8,038)	(33,998)	(48,346)
Cash effect on deconsolidation of subsidiary	15,823	—	15,823
Net cash used in investing activities	(205,565)	(402,008)	(1,020,042)

Cash flows from financing activities:
Proceeds from sale of stock	—	4,750,000	6,156,274
Paid-in capital injection	—	4,626,818	4,626,818
Capital contributed by non-controlling interest owner	—	—	428,290
Loan from a related party	2,631,412	1,121,302	8,684,406
Repayment of related parties loan	—	(4,786,811)	(4,786,811)
Net cash provided by financing activities	2,631,412	5,711,309	15,108,977
Effect of exchange rate changes on cash and cash equivalents	13,759	(22,076)	80,483
Net (decrease) increase in cash and cash equivalents	(1,979,108))	1,708,525	49,504
Cash and cash equivalents at the beginning of year	2,028,612	320,087	—
Cash and cash equivalents at the end of year	$49,504	$2,028,612	$49,504
Supplemental disclosure for cash flow information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

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

The accompanying consolidated financial statements include the accounts of the following entities, and all significant intercompany transactions and balances have been eliminated in consolidation as of December 31, 2012 and 2011:

Consolidated entity name:	Percentage of ownership
Santaro Holdings, Ltd (“SHL”)	100%
Santaro Investments, Ltd. (“Santaro HK”)	100%
Ningbo Sntaro Network Technology Co., Ltd. (“Ningbo Sntaro”)	100%
Beijing Sntaro Technology Co., Ltd. (“Beijing Sntaro”)	Variable Interest Entity
Beijing Sntaro Freeland Network Co., Ltd. (“FL Network”) (only through December 31, 2012)	100% subsidiary of Beijing Sntaro

FL Network was a 100% subsidiary of Beijing Sntaro until December 31, 2012, when we ceased to have the power to direct its activities following a change of ownership. As a result of such change, FL Network ceased to be our subsidiary starting December 31, 2012.

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

Santaro Holdings, Ltd. (“SHL”) is a limited liability company organized under the laws of British Virgin Islands incorporated on December 2, 2009.100 shares with par value $1.00 were issued and outstanding, although no capital was paid in as of December 31, 2012.

As a holding company, SHL has one wholly owned subsidiary, Santaro Investments, Ltd. (“Santaro HK”), a Hong Kong corporation set up by SHL on January 27, 2010. On July 13, 2010, Santaro HK set up a wholly owned subsidiary, Ningbo Sntaro Network Technology Co., Ltd. (“Ningbo Sntaro”), a Wholly Foreign Owned Enterprise (WFOE) organized under the laws of the People’s Republic of China (“PRC”). Ningbo Sntaro exercises control through a series of agreements over Beijing Sntaro Technology Co., Ltd. (“Beijing Sntaro”), an operating company organized under the laws of the PRC, and principally engaged in the development and operation of online games. Beijing Sntaro has 100% ownership interest in Beijing Sntaro Freeland Network Co., Ltd. (the “FL Network”) until December 31, 2012, a company organized under the laws of the PRC. The beneficial controlling stockholders of the Company own all the outstanding shares of Beijing Sntaro.  In addition, SHL is the indirect parent of Ningbo Sntaro and controls this entity through its ownership of Santaro HK.

On July 18, 2011, Santaro HK established Outlets Internet Sale Limited jointly with New Select Group Limited (BVI), each party holds 50% shares of this newly established entity. The primary objective of this JV establishment is for the further extension and development of on-line business of “Outlet” in PRC China.

Beijing Sntaro was organized under the laws of People’s Republic of China (the “PRC”) on August 9, 2006 with paid-in capital of $139,580, which was 80% owned by Mr. Zhilian Chen, Beijing Sntaro’s chairman; the other 20% of the equity was held by Mr. Wenjie Lu. Beijing Sntaro is engaged in the development and operation of online games, investment in online games project. As of the end of fiscal 2012, Beijing Sntaro has been in development stage and does not conduct any substantive sale of its online games.

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

On March 9, 2009, Beijing Sntaro established FL Network (only through December 31, 2012), a subsidiary that is engaged in the business of online games development and operation, mainly focuses on technology research, FL Network is 70% owned by Beijing Sntaro, and 30% owned by Beijing East Free Land Media & Film Co., Ltd (the “FL Media”).

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

In December 2011, Beijing Sntaro entered into its fourth change of equity ownership. According to the shareholders resolutions and amendments to the articles of association of Beijing Sntaro dated December 5, 2011, Mr. Zhilian Chen subscribed for $4,626,818 of the increased registered capital of Beijing Sntaro. After this newly capital injection, Mr. Zhilian Chen’s, Mr. Xianhua Shen’s and Ms. Yingnv Sun’s equity in Beijing Sntaro changed, with their percentage of ownership at 95.4%, 2.3%, and 2.3%, respectively, and paid-in capital of $5,724,014, $137,150, and $137,150, respectively.

On June 20, 2010, the FL Network (only through December 31, 2012), the subsidiary of Beijing Sntaro, also completed a change in its ownership. Ms. Yu Bai was transferred 2.5% ownership by Beijing Sntaro and 2.5% shares by FL Media for free. And Ms. Yu Bai became ownership percentage from 70% and 30% to 67.5% and 27.5%, respectively.

On October 12, 2010, within the Exchange Agreement described above, the Company used 8,400,000 shares out of the newly issued 55,670,000 shares to exchange the 32.5% noncontrolling interests in FL Network from FL Media and Ms. Yu Bai and gave the interests to Beijing Sntaro, who had 67.5% ownership interest in FL Network. As of December 31, 2010, Beijing Sntaro has 100% ownership interest in the FL Network until December 31, 2012.

The Company is principally engaged in the development and operation of online games, and has a core product development team that is responsible for developing new games. Three Kingdoms Online and 108 Warriors are the two Massive Multiplayer Online Role Playing Game (“MMORPG”) games. 108 Warriors was launched in the third quarter of 2012 . UU World is another MMORPG of the Company, which was also under development, but this game has been suspended right now, because the management considered this game is not suitable for current customer’s needs. In order to better meet the market demand, the company decided to search a proper opportunity to transfer this game into another kind of product.

2. GOING CONCERN AND LIQUIDITY

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and only generated an insignificant amount of revenue during the period from its inception (August 9, 2006) to December 31, 2012. The Company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. The Company has an accumulated deficit of $14,628,454 as of December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2011, the Company obtained a funding in the aggregate $4,750,000 from the issuance of 2,375,000 shares of our common stock, and warrants to purchase a total of 1,187,500 shares of our common stock. On December 5, 2011, Mr. Zhilian Chen converted parts of the loan provided by CixiYide, a related party (Note 13), to Beijing Sntaro, i.e., $4,626,818 (RMB 29,260,000), into the registered capital of Beijing Sntaro by the way of subscribing for the increased capital of Beijing Sntaro and then let Beijing Sntaro to pay back the increased capital to CixiYide. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements.

3. VARIABLE INTEREST ENTITIES (VIES)

Regulations of the People’s Republic of China (“PRC”) prohibit direct foreign ownership of business entities providing internet content, or ICP, services in the PRC such as the business of providing online games. In September 2010, a series of contractual arrangements were entered between Ningbo Sntaro and Beijing Sntaro and its individual owners. Pursuant to the agreements, Ningbo Sntaro provides exclusive technical consulting and management services to Beijing Sntaro. A summary of the major terms of the agreements is as follows:

(1)	Ningbo Sntaro has a decisive right to determine the amount of the fees it will receive and it intends to transfer substantially all of the economic benefits of Beijing Sntaro to Ningbo Sntaro;
(2)	The equity owners of Beijing Sntaro irrevocably granted the Ningbo Sntaro the right to make all operating and business decisions for Beijing Sntaro on behalf of the equity owners;
(3)	All equity owned by the three equity owners of Beijing Sntaro shall be pledged to Ningbo Sntaro as a collateral against the service fee payable to Ningbo Sntaro; and
(4)	The equity owners of Beijing Sntaro may not dispose of or enter into any other agreements involving all and any of the equity interest of Beijing Sntaro without prior agreement by Ningbo Sntaro.

Pursuant to the above arrangements, all of the equity owners' rights and obligations of Beijing Sntaro were assigned to Ningbo Sntaro, which resulted in the equity owners of Beijing Sntaro lacking the ability to make decisions that have a significant effect on Beijing Sntaro's operations, and enable Ningbo Sntaro to extract the profits from the operation of Beijing Sntaro, and assume the Beijing Sntaro's residual benefits. Because the Ningbo Sntaro and its indirect parent are the sole interest holders of Beijing Sntaro, the Company consolidates Beijing Sntaro from its inception consistent with the provisions of FASB Accounting Standards Codification ("ASC") 810.

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

None of the assets of the variable interest entities (the “VIEs”) can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

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

As of December 31, 2012, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the year ended December 31:

	December 31,	December 31,
	2012	2011
Total assets	$123,052	$198,095

Total liabilities	$2,682,517	$1,927,064

	Year Ended December 31,
	2012	2011
Revenues	$27,571	$-

Net loss	$256,072	$1,541,019

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of December 31, 2012 and 2011, and the results of operations and cash flows for the years ended December 31, 2012 and 2011, have been made. The Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on the development and operation of online games.

The accompanying consolidated financial statements as of December 31, 2012 and 2011, and for the years then ended include the Companies, SHL, Santaro HK, Ningbo Sntaro, Beijing Sntaro and FL Network (only through December 31, 2012). All inter-company transactions and balances have been eliminated in consolidation.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of operations and comprehensive loss and amounted $358,075 as of December 31, 2012, and $360,736 as of December 31, 2011. The balance sheet amounts with the exception of equity at December 31, 2012 were translated at 6.3161 RMB to $1.00 USD as compared to 6.3647 RMB at December 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2012 and 2011 were 6.3198 RMB and 6.4739 RMB, respectively.

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

There were no transfers between level 1, level 2 or level 3 measurements for the year ended December 31, 2012.

As of December 31, 2012, none of the Company’s nonfinancial assets or liabilities was measured at fair value on a nonrecurring basis.

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

Revenue recognition

The Company currently provides online game services in the PRC and recognizes revenue in accordance to the criteria of ASC subtopic 605 (“ASC 605”), Revenue Recognition when persuasive evidence of an arrangement exists, the service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.  Online game revenues include our MMOG operations and Co-operation Web-based game revenues.

MMOG operations

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

Co-operation Web-based game

As the operator, the Company signed distribution agreements with third-party developers to offer the games to users on its websites or platforms. Although the company is the party that signs the user agreement with its users and is responsible for its users’ experience on its Websites or platforms, its remaining obligation is deemed to be inconsequential and perfunctory after the end users recharge to exchange the game coins of these web-based games. Besides, the third party developers obliged to provide on-going services to users, so a proportion of the full revenue received from end users is recorded as revenue according to the distribution agreements.

Cost of revenue

Cost of revenue consists primarily of service fee, depreciation, salary and social insurance and other expenses incurred by the Company and are recorded on an accrual basis.

Costs incurred for maintenance after the online games are available for marketing are expensed when incurred and are included in product cost of revenues.

Cost of revenue also includes business tax and surcharges with 5.60% tax rate. Business tax and surcharges for the year ended December 31, 2012 and 2011 were $1,717 and $0, respectively.

Research and development expenses

For software development costs, including online games, to be sold or marketed to customers, the Company expenses software development costs incurred prior to reaching technological feasibility. Once a software product has reached technological feasibility, all subsequent software costs for that product are capitalized until that product is released for marketing. After an online game is released, the capitalized product development costs are amortized over the estimated product life. To date, the Company has essentially completed its software development concurrently with the establishment of technological feasibility. As of December 31, 2012, no costs have been capitalized.

Research and development expenses consist primarily of outsourced research and development expenses, payroll, depreciation charge and other overhead expenses for the development of the Company’s proprietary games, and are recorded on an accrual basis.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salary, advertising and promotion fee, and other expense incurred by the Company’s sales and marketing personnel. Sales and marketing expenses are recorded on an accrual basis. Sales and marketing expenses for the year ended December 31, 2012 and 2011 were $362,145 and $ 21,280, respectively.

Gain on deconsolidation of subsidiary

The Company accounts for deconsolidation of subsidiaries in accordance with ASC Topic 810 “Consolidation”. In accordance with ASC Topic 810, the parent shall account for the deconsolidation of a subsidiary by recognizing a gain or loss in net income attributable to the parent, measured as the difference between:

a. The aggregate of all of the following:

1. The fair value of any consideration received;

2. The fair value of any retained non-controlling investment in the former subsidiary at the date the subsidiary is deconsolidated;

3. The carrying amount of any non-controlling interest in the former subsidiary (including any accumulated other comprehensive income attributable to the non-controlling interest) at the date the subsidiary is deconsolidated.

b. The carrying amount of the former subsidiary’s assets and liabilities.

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

5. EARNINGS (LOSS) PER SHARE

The FASB’s accounting standard for earnings (loss) per share requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Warrants issued on June 27, 2011 and August 29, 2011 to purchase a total of 1,187,500 shares of common stock of the Company were not included in the diluted calculation since our common stock’s average market price did not exceed the warrant exercise price. In addition, the Company had a net loss during current period so dilutive securities would decrease negative EPS and have an anti-dilutive effect.

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the years ended December 31, 2012 and 2011:

	2012	2011

Net loss for basic and diluted earnings (loss) per share	$(5,098,131)	$(3,774,468)

Weighted average shares used in basic and diluted computation	69,875,000	68,470,959
Earnings (loss) per share:
Basic and diluted	$(0.07)	$(0.06)

6. OTHER RECEIVABLES

Other receivables of $10,592 and $156,268 as of December 31, 2012 and 2011 consisted of cash advances given to certain employees for use during business operations and are recognized as general and administration expenses when expenses are incurred. It also includes certain rental deposit.

7. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,	December 31,
	2012	2011

Computer equipment	$670,268	$414,922
Furniture and fixtures	221,666	190,417
Leasehold improvement	216,373	214,721
	1,108,307	820,060
Less: Accumulated depreciation	(551,423)	(325,648)

Property and equipment, net	$556,884	$494,412

Depreciation expenses for the years ended December 31, 2012 and 2011 were $223,138 and $87,605 respectively.

8. LONG TERM INVESTMENT

On July 18, 2011, Santaro HK and a non-related company, New Select Group Limited (BVI), established a legal entity named Outlets Internet Sale Limited. Each party holds a 50% interest in Outlets Internet Sale Limited that was formed for the purpose of the development of an online outlet business. Management has classified the investment as a joint venture and will account for the investment under the equity-method of accounting since each investor may participate, directly or indirectly, in the overall management of the joint venture and has joint control in accordance with the provisions of Accounting Standards Codification (ASC) 323 “Investments - Equity Method and Joint Ventures”. There was no activity during the year ended December 31, 2012.

9. DECONSOLIDATION OF FL NETWORK

FL network was incorporated on March 9, 2009 by Beijing Santaro and a third party FL media where Beijing Santaro held 70% ownership interest. On October 12, 2010, Beijing Santaro completed purchasing the rest 30% interest of FL Network who became the Company’s wholly held subsidiary through December 31, 2012. On December 31, 2012, an independent third party bought 100% equity interest of FL network with a cash consideration of approximately US$15,800 (RMB100,000). The deconsolidation of FL network was accounted for in accordance with ASC Topic 810 “Consolidation”. The Company recognized a gain of approximately $15,800 upon deconsolidation of FL network, which has been recorded as a gain on deconsolidation of subsidiaries in the Company’s consolidated statements of income and comprehensive income. This gain represents the difference between the fair value of consideration received and the carrying amount of the former subsidiary's assets and liabilities as of the date of deconsolidation. The operating activities of FL network in 2012 are insignificant.

10. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

	December 31,	December 31,
	2012	2011

Other payables	$447,147	$454,117
Accrued salaries	20,829	78,917

Total	$467,976	$533,034

Other Payable of $447,147 as of December 31, 2012 consisted of the interest-free loan of $237,488 from Ningbo Jufeng Textile Co., Ltd, a third party of the Company. Other Payable of $454,117 as of December 31, 2011 consisted of the interest-free loan of $235,675 from Ningbo Jufeng Textile Co., Ltd. The loan is unsecured, payable on demand, and is outstanding.

11. INCOME TAX EXPENSES

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

Hong Kong

Santaro Investments, Ltd., was incorporated in Hong Kong on January 27, 2010. Santaro HK did not earn any income that was derived in Hong Kong for the year ended December 31, 2012 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Ningbo Sntaro, Beijing Sntaro and FL Network (only through December 31, 2012) were all organized under the laws of the People’s Republic of China (“PRC”) which are subject to Enterprise Income Tax (“EIT”) on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the Enterprise Income Tax Law. Pursuant to the PRC Income Tax Laws, the Company and subsidiary are subject to EIT at a statutory rate of 25%.

Deferred Tax Assets

In assessing the realization of deferred tax assets, the Company considers projected future taxable income and tax planning strategies in making its assessment, as of December 31, 2012 and 2011, for PRC income tax purposes.

Ningbo Sntaro had deferred tax assets of approximately $1,666,526 and $519,763 as of December 31, 2012 and 2011, which consisted of a tax loss carry-forward of $6,630,454 and $2,046,088, respectively. Ningbo Sntaro had no other temporary differences as of December 31, 2012 and 2011. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of December 31, 2012 and 2011. The deferred tax assets begin to expire in 2016.

Beijing Sntaro had deferred tax assets of approximately $2,006,076 and $1,155,274 as of December 31, 2012 and 2011, which consisted of a tax loss carry-forward of $8,133,000 and $4,731,783, respectively. Beijing Sntaro had no other temporary differences as of December 31, 2012 and 2011. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of December 31, 2012 and 2011. The deferred tax assets begin to expire in 2012. The deferred tax assets of approximately $6,751 began to expire in 2012, which consisted of a tax loss of $27,002 in year 2006.

FL Network had deferred tax assets of approximately $759,661 as of December 31, 2011, which consisted of tax loss carry-forwards of $3,034,520. It had no other temporary differences as of December 31, 2011. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of December 31, 2011. Since the FL network was deconsolidated on December 31, 2012, deferred tax asset was $0 as of December 31, 2012.

As of December 31, 2012 and 2011, an aggregated valuation allowance of $3,672,602 and $2,434,698 was provided since management determines it is more likely than not that all deferred tax asset could not be recognized. As a result of the 100% reserve of the deferred tax assets, the effective tax rate differs from the statutory tax rate.

12. EMPLOYEE BENEFITS

The full-time employees of the Company and its subsidiary that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, unemployment insurance and pension benefits. The Company is required to accrue for these benefits based on percentages of 10%, 1% and 12% of the local employees’ average salaries in accordance with the relevant regulations, and to conduct contributions to the state-sponsored medical plans, unemployment insurance and pension benefits. For the years ended December 31, 2012 and 2011, total amounts expensed for such employee benefits amounted to $198,687 and $195,513, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

13. RELATED PARTY TRANSACTIONS AND BALANCES

The Company is in a development stage and only has an insignificant amount of revenue to date during the period from its inception (August 9, 2006) to December 31, 2012. CixiYide is a company 100% beneficially owned by Mr. Zhilian Chen, the Company’s Chairman and major stockholder. CixiYide provides continuous financial support for Beijing Sntaro’s business and operation. By the end of 2011, CixiYide had provided loans to Beijing Sntaro in the aggregate amount of $1,577,639. During the year ended December 31, 2012, CixiYide made an additional loan of $957,343 to Beijing Sntaro. The total amount due to CixiYide from Beijing Sntaro is $2,534,982 as of December 31, 2012.

Santaro HK entered into a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered paid-in-capital in accordance with Chinese legal requirements. Santaro HK received the loan in September 2010. At December 31, 2012, the carrying amount of the loan was $150,007.

By the end of 2011, Mr. Zhilian Chen has provided loans in the amount of $4,713 to Ningbo Sntaro. During the year ended December 31, 2012, Mr. Zhilian Chen made an additional loan of $15,869 to Ningbo Sntaro. The total amount due to Mr. Zhilian Chen from Ningbo Sntaro was $20,582 as of December 31, 2012. During the year ended December 31, 2012, CixiYide made an additional loan in the amount of $1,687,750 to Ningbo Sntaro. The total amount due to CixiYide from Ningbo Sntaro was $1,687,750 as of December 31, 2012.

As of December 31, 2012, the total balance of loans due to CixiYide and Mr. Zhilian Chen from the company was $4,393,321. The loans are unsecured and interest free, payable on demand, and are outstanding.

During the year ended December 31, 2011, Mr. Mingyang Li, the Company’s CEO, provided a loan in the amount of $7,856 to Beijing Sntaro and a loan in the amount of $5,554 to Ningbo Sntaro. These loans increased by $8,689 and $10,980 during the year ended December 31, 2012, respectively. As of December 31, 2012, the total balance of loans from Mr. Mingyang Li was $33,079. The loans are unsecured and interest free, payable on demand, and are outstanding.

14. LEASE COMMITMENTS

The Company has entered into operating lease arrangements mainly relating to its office premises which will end on December 26, 2014. Future minimum lease payments for non-cancelable operating leases as of December 31, 2012 are as follows:

Rental
Fiscal Year	Commitments

2013	$519,421
2014	513,650

Total	$1,033,071

Total rental expenses are $565,695 and $264,445 for the years ended December 31, 2012 and 2011, respectively.

15. SALE OF COMMON STOCK AND WARRANTS

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

16. CONTINGENCIES

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

In the opinion of Han Kun Law Offices, our PRC legal counsel, subject to the interpretation and implementation of the MIIT Circular and Circular 13, the ownership structure of Ningbo Sntaro and Beijing Sntaro and our contractual arrangements with Beijing Sntaro and its shareholders comply with all existing PRC laws, rules and regulations. However, in the opinion of our PRC legal counsel, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations and there may be changes and other developments in the PRC laws and regulations or their interpretations. Accordingly, we cannot give assurance that the Chinese government authorities will ultimately take a view that is consistent with the opinion of our PRC legal counsel.

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

17. SUBSEQUENT EVENT

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A.  CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting and Remediation Activities

The Company, with the assistance of our independent internal controls consultant, has for some time now proceeded to remediate and improve the deficiencies of our internal controls identified in last 10-K and 10-Qs. The Company has continued to improve its internal controls over financial reporting in the areas as described below:

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

Since December 31, 2011, the Company has completed the necessary documentation to our internal controls with the assistance of independent internal controls consulting firm. In the year ended at December 31, 2012, with the assistance of independent internal controls consulting firm, we also completed documentation of sales & revenue process since there was certain revenue generated from newly launched game. Further, our internal control consultants conducted extensive internal controls testing in the following areas: equity grants and stock administration, financial reporting (including period end reconciliation, and financial reporting), IT general and application controls (security and access, capturing and processing information, end user computing, data backup and restoration). The Company confirms that all deficiencies noted during the testing of effectiveness of internal controls have been fully remediated by December 31, 2012.

Other than these noted changes, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Company’s management team is highly qualified, with most members having previously worked in leading foreign or domestic online games and/or IT companies. The majority of senior staff members bring more than 10 years’ individual professional team management experience.  Executive Officers who are responsible for day-to-day operations of the Company are listed in the table below.

Position	Name	Age
Chief Executive Officer (CEO)	Mingyang Li	36
Chief Financial Officer (CFO)	Yan Dong	31

Mingyang Li - Chief Executive Officer (CEO). Mr Li joined Beijing Sntaro in September 2007 as CEO. His role involves many key tasks, such as strategic planning (operational and financial), setting up and modernizing the management system, managing various departments and their annual budgets as well as performance and resources planning.  Prior to joining Sntaro, Mr Li worked from November 2006 to August 2007 for Western Union (France) and was involved in the R&D of several key projects such as the discount card program. Mr. Li began his professional working career as an intern in the Purchasing Department of France’s automobile company Renault Group in May 2005.  Mr. Li has a PhD from Institut European des Affaires (IEDA) in France and a Master’s Degree from INSEEC, one of the top business schools in France.

Ms. Yan Dong - Chief Financial Officer (CFO). Ms. Yan Dong graduated from Ji Nan University with the bachelor’s degree in 2003. Her first job was in Lament Brown Financial Consultant Co. as an assistant. From 2005 to 2009, she worked for Erisson Great China Corporation as an accounting assistant manager. Before she enjoined Santaro in July 2010, she worked for Bayer Science China Corporation as accounting manager.

Board of Directors

Our Board of Directors is comprised of five members. Mr. Zhilian Chen, Mr. Mingyang Li, and Mr. Xiongbing Zhong are executive directors of the Company, with Mr. Chen as Chairman. Mr. David Cohen and Mr. Ji Chen are independent directors. Mr. David Cohen serves as Chairman of the Audit Committee; Mr. David Cohen and Mr. Ji Chen comprise the Compensation Committee (Mr. Ji Chen as Chairman); and Mr. Ji Chen is the only member of the Nomination Committee.

Zhilian Chen - Chairman. Mr. Chen founded Beijing Sntaro in 2006 and is a member of the Board of Directors. Born in 1965, Mr. Chen is an experienced and successful businessman and has maintained several positions as Legal Representative throughout his career. Mr Chen commenced his professional career in 1985 in the supply and marketing department in Cixi, Zhejiang Province. In 1991, he established a Sino-foreign joint venture Xinlian Clothing and Shoes Co., Ltd in Ningbo, Zhejiang Province, whose products were exported to over 20 countries. In 2001, he founded Shente Chemical Fiber Co., Ltd in Zhejiang Province. As one of the top hundred enterprises in Cixi City, the company today mainly focuses on chemical fiber production. During 2005 and 2006, he worked at the BMW Auto Sales shop, Toyota Auto Sales shop and Volkswagen Auto Sales shop. These auto sales ventures now sell over 9,000 vehicles annually.

Mr. Ji Chen - Independent Director.  Mr. Ji Chen was born in 1952. He graduated from Beijing Normal University with the bachelor degree in 1976 and graduated from Beijing Administrative College with master degree in 1998. From 1988 to 1995, Mr. Chen worked as chief editor of the Beijing Youth Daily. From 1995 until the present, Mr. Chen provided services for Beijing Star Group Corporation as the vice-president.

Mr. David Cohen - Independent Director.  David Cohen is a licensed attorney who has been a member of the New York State Bar Association for the last 25 years. For the last 5 years he has been a sole practitioner with a general business law practice with a specialty in litigation and creditors’ issues. Previously, David managed the bankruptcy practice at Herzfeld & Rubin, P.C. and prior to that was a partner at Cohen & Lippman, LLP a law firm with primarily a business law practice. From 2001 to 2004, David Cohen has served as an independent Director of Laidlaw Global Corporation, a Financial Holding company with multiple subsidiaries while the Company was listed on the American Stock Exchange and for a time on the OTC Bulletin-Board. In that function, he served as an independent Director and Member of the Audit Committee and the Compensation Committee. Prior to becoming a lawyer, Mr. Cohen was a Senior Executive for an Aviation company headquartered in Vienna, Austria. Earlier Mr. Cohen served in the United States military in a communication unit based in Germany. Mr. Cohen was graduated from New York Law School and holds a J.D. degree.

Zhong Xiongbing - Excutive Director. Mr. Zhong worked for Zhong Shan technology school as a teacher in Guang Dong province from 1984 to 1989. After then, during 1989 and 1997 Mr. Zhong did some business in Guang Hua commercial firm in Guang Dong province. From 1997 to 2005, Mr. Zhong took the responsible of general manager for Guang Dong Free Land movie studio. Prior to joining Sntaro, Mr. Zhong was general manager in Beijing Hua You Free Land digital musical Tech. Co. Ltd. From 2009 till now, Mr. Zhong is Beijing Sntaro Free Land’s general director.

Mr. Zhong has a physics diploma from Shao Guan University.

KEY EMPLOYEES

Jiang Baochun - Marketing and Sales Manager. Mr. Jiang has a strong background in the online gaming industry, with six years of R&D and 5 years of management experience. He joined Santaro in November 2009 as COO and he is also responsible for the marketing and sales of its two key online games: Three Kingdoms Online and UU World.  Prior to joining Sntaro, Mr. Jiang was responsible for the operations of two games – Kusomania and The Lord of Dragon at Beijing Huanyu Kongjian Tech Co. Ltd. In February 2007, Mr. Jiang was employed by Beijing Xinyu Brother Tech Co., Ltd where he negotiated business deals for overseas web games.  Mr. Jiang’s professional career also includes stints at Shanghai Ruanjin Tech Co., Ltd; Dalian Zhuoao Tech Co., Ltd; Beijing Kingsoft Co., Ltd; and Guoji (Zhongshan) Electronic Co., Ltd.  Mr. Jiang holds a bachelor’s degree in manufacturing and automation from Jilin University.

Fu Qiang - Deputy Program Director.  Fu Qiang graduated from Peking University and earned a Bachelor's degree in Biotechnology. Since 2000, Fu Qiang has had 10 years of software development experience, and is familiar with industrial process and system architecture. In 2004, Fu Qiang joined Beijing Dawawa Tech Co. Ltd, and participated in the development of “Magic Forest” (MMORPG). Subsequent to “Magic Forest”, Fu Qiang has had an additional 6 years of R&D experience with MMORPG, and has become familiar with several Game Engine such as OGRE, Unreal, Torque, etc. and has design a proprietary  MMORPG Game Engine. Fu Qiang worked in the Game College as director of online game department, responsible for development of game training course system and teacher training work. Fu Qiang joined Santaro as Vice Program Director in 2010, and is responsible for the R&D of its online game: 108 Warriors.

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

Li Xuepeng - Chief Design Officer.  Li Xuepeng joined the gaming industry in 2005, has 6 years of R&D experience, and worked for Giant, Mop, as well as for Perfect World as Master of Planning.  Li Xuepeng has extensive experience in game design and team management. Li Xuepeng participated in development of “zhizun”, “tumo”, “King of kings 3” (MMORPG). Li Xuepeng joined in Santaro as Planning Director, and is responsible for the R&D of “108 Warriors”.

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

Family Relationships

There are no family relationships between or among any of our current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. There are no family relationships among our officers and directors and the officers and directors of our direct and indirect subsidiaries.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2012, our directors and executive officers complied with Section 16(a) filing requirements applicable to them.

Audit Committee and Charter

Mr. David Cohen, independent directors of the Company, is the Chairman of our Audit Committee. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the registrant to its officers during the last two completed fiscal years ended December 31, 2012, and December 31, 2011, respectively.

Executive Officer Compensation Table
Name and principal position (a)	Year (b)	Salary (US$) (c)		Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Ms. Dong Yan, CFO	2012	$28,481		0	0	0	0	0	0	$28,481
	2011	$46,153		0	0	0	0	0	0	$46,153

Mr. Mingyang Li, CEO	2012	$69,230								$69,230
	2011	$69,230								$69,230

Mr. Sixiao Yan, COO	2012	$8,173	*	0	0	0	0	0	0	$8,173
	2011	$73,846		0	0	0	0	0	0	$73,846

*Mr. Sixiao Yan, our former COO, has left the Company in February 2012.

Compensation Discussion and Analysis

We intend to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities.

It is not uncommon for PRC private companies to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual, and the current and potential contributions of the individual.

The following table sets forth information with respect to compensation paid by the registrant to its directors during the fiscal year ended December 31, 2012.

Director Compensation
Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)
Mr. Zhilian Chen	0	0	0	0	0	0	0
Mr. Xiongbing Zhong	0	0	0	0	0	0	0
Mr. Mingyang Li	$69,230	0	0	0	0	0	$69,230
Mr. David Cohen	$10,000	0	0	0	0	0	$10,000
Mr. Ji Chen	0	0	0	0	0	0	0

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 15, 2013, an aggregate of 69,875,000 shares of our common stock were outstanding. The registrant has no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

The following table sets forth, as of March 15, 2013, the total number of shares beneficially owned by each of our directors and officers, individually and as a group, and each person who is known by us to beneficially own more than 5% of our total outstanding shares.

Title of Class	Name of Beneficial Owner	Number of Shares		Percent of class

Common Stock	Zhilian Chen, Chairman	34,073,000	(1)	48.763%

Common Stock	Yan Dong, Chief Financial Officer	100	(2)	*

Common Stock	Mingyang Li, Chief Executive Officer and Director	500,000	(3)	*

Common Stock	David Cohen, Director	20,000	(4)	*

Common Stock	Xiongbing Zhong, Director	3,200,000	(5)	4.580%

All Officers & Directors		37,793,100		53.34%

* Less than one percent.

(1)The shares are held through Morning Express Limited with the address of PO Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands, of which Mr. Zhilian Chen is the 100% shareholder and sole director. Mr. Chen’s address is 901C, 9th Floor, Building 4, Courtyard 1 Shangdi East Road, Haidian District, Beijing, PRC.

(2)Yan Dong’s address is 24-201 Yang Zhuang Xiao Qu, Shijingshan, Beijing, PRC.

(3) Mingyang Li’s address is Room 2-3-2, Xiao He Xi Lu Road No. 84 Shen He District, Shenyang City, Liaoning Province, PRC.

(4) David Cohen’s address is 102 Montauk Blvd PO Box 86 East Hampton, NY 11937 USA.

(5) Zhong Xiongbing’s address is Room 601, Building No.8, Zong Lv Yuan Lane No.1, Hui Jing Xin Cheng, Guang Yuan Dong Lu Street, Guangzhou City, PRC.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company is in a development stage and only has an insignificant amount of revenue to date during the period from its inception (August 9, 2006) to December 31, 2012. CixiYide is a company 100% beneficially owned by Mr. Zhilian Chen, the Company’s Chairman and major stockholder. CixiYide provides continuous financial support for Beijing Sntaro’s business and operation. By the end of 2011, CixiYide had provided loans to Beijing Sntaro in the aggregate amount of $1,577,639. During the year ended December 31, 2012, CixiYide made an additional loan of $957,343 to Beijing Sntaro. The total amount due to CixiYide from Beijing Sntaro is $2,534,982 as of December 31, 2012.

Santaro HK entered into a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered paid-in-capital in accordance with Chinese legal requirements. Santaro HK received the loan in September 2010. At December 31, 2012, the carrying amount of the loan was $150,007.

By the end of 2011, Mr. Zhilian Chen had provided loans in the amount of $4,713 to Ningbo Sntaro. During the year ended December 31, 2012, Mr. Zhilian Chen made an additional loan of $15,869 to Ningbo Sntaro. The total amount due to Mr. Zhilian Chen from Ningbo Sntaro was $20,582 as of December 31, 2012. During the year ended December 31, 2012, CixiYide made an additional loan in the amount of $1,687,750 to Ningbo Sntaro. The total amount due to CixiYide from Ningbo Sntaro was $1,687,750 as of December 31, 2012.

As of December 31, 2012, the total balance of loans due to CixiYide and Mr. Zhilian Chen from the company was $4,393,321. The loans are unsecured and interest free, payable on demand, and are outstanding.

During the year ended December 31, 2011, Mr. Mingyang Li, the Company’s CEO, provided a loan in the amount of $7,856 to Beijing Sntaro and a loan in the amount of $5,554 to Ningbo Sntaro. These loans increased by $8,689 and $10,980 during the year ended December 31, 2012, respectively. As of December 31, 2012, the total balance of loans from Mr. Mingyang Li was $33,079. The loans are unsecured and interest free, payable on demand, and are outstanding.

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

2012	$137,500

2011	$112,500

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

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	S-1	03-29-2010	3.1
3.2	Bylaws	S-1	03-29-2010	3.2
4.1	Specimen Stock Certificate	S-1	03-29-2010	4.1
14.1	Code of Ethics	10-K	03-29-2012	14.1
31.1	Certification of Chief Executive Officer pursuant to 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
	906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X
99.1	Audit Committee Charter	10-K	03-29-2012	99.1
99.2	Disclosure Committee Charter	10-K	03-29-2012	99.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

Date: March 29, 2013	By:	/s/ Mingyang Li
Mingyang Li
Chief Executive Officer,
(principal executive officer)

Date: March 29, 2013	By:	/s/ Yan Dong
Yan Dong
Chief Financial Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the indicated capacities and on the dates indicated.

/s/ Zhilian Chen	Date: March 29, 2013
Zhilian Chen, Chairman

/s/ Xiongbing Zhong	Date: March 29, 2013
Xiongbing Zhong, Director

/s/ Mingyang Li	Date: March 29, 2013
Mingyang Li, Director

