Form 10-Q
period 2013-03-31
Santaro Interactive Entertainment Co
filed 2013-05-15
CIK 1487347

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________.

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

(8610) 82167111

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

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑

As of May 6, 2013, 69,875,000 shares of the issuer’s common stock, par value $0.001, were outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2013	December 31,2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,418	$49,504
Prepaid expenses	163,203	4,751
Other receivables	77,293	10,592

Total current assets	256,914	64,847

Property and equipment, net	507,015	556,884
Long term investment	644	644
Intangibles, net	29,194	31,575

Total Assets	$793,767	$653,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Advance from Customers	$62,569	$79,861
Taxes payable	3,606	737
Deferred revenue	20,402	17,461
Other payables and accrued expenses	611,890	467,976
Due to related parties	5,403,068	4,426,400

Total current liabilities	6,101,535	4,992,435
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock ($0.001 par value; authorized –100,000,000 shares; issued and outstanding –69,875,000 shares at March 31, 2013 and December 31, 2012, respectively)	69,875	69,875
Additional paid-in capital	10,578,169	10,578,169
Deficit accumulated during the development stage	(15,574,455)	(14,628,454)
Accumulated other comprehensive loss	(381,357)	(358,075)

Total stockholders’ deficit	(5,307,768)	(4,338,485)

Total Liabilities and Stockholders’ Deficit	$793,767	$653,950

See notes to the consolidated financial statements

*The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

	Three months ended March 31,
	2013	2012	August 9, 2006 (inception of Beijing Sntaro) through March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$78,776	$-	$106,347
Cost of revenue	437,928	-	1,130,987
Gross loss	(359,152)	-	(1,024,640)

Operating expenses
Research and development expenses	151,513	698,064	9,208,167
Sales and marketing expenses	140,544	9,625	689,465
General and administrative expenses	295,551	419,857	4,808,104
Total operating expenses	587,608	1,127,546	14,705,736

Loss from operations	(946,760)	(1,127,546)	(15,730,376)

Gain on deconsolidation of subsidiary	-	-	(15,823)
Non-operating (income) expenses	(759)	(3,441)	432,721

Loss before non-controlling interest	(946,001)	(1,124,105)	(16,147,274)

Less: loss attributable to the non-controlling interests	-	-	(572,819)

Net loss attributable to the Company	(946,001)	(1,124,105)	(15,574,455)

Other comprehensive loss
Net loss	(946,001)	(1,124,105)	(16,147,274)
Foreign currency translation adjustment	(23,282)	5,301	(381,357)
Comprehensive loss	(969,283)	(1,118,804)	(16,528,631)
Less: Comprehensive loss attributable to the non-controlling interest	-	-	(572,819)

Comprehensive loss attributable to the Company	$(969,283)	$(1,118,804)	$(15,955,812)

Loss per share:

Basic and diluted	$(0.014)	$(0.016)

Weighted average number of common shares outstanding – basic and diluted	69,875,000	69,875,000

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional	Deficit accumulated	Accumulated other	Total deficit of
		$0.001 Par	Paid-In	during development	comprehensive	the Company’s	Non-controlling
	Share	Value	Capital	stage	income (loss)	stockholders	interest	Total deficit

Balance at August 9, 2006	55,670,000	$55,670	$(55,670)	$-	$-	$-	$-	$-
Net (loss)			-	(21,583)	-	(21,583)	-	(21,583)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	884	884	-	884
Inject paid-in capital			139,580	-	-	139,580	-	139,580
Balance at December 31, 2006	55,670,000	55,670	83,910	(21,583)	884	118,881	-	118,881
Net (loss)			-	(483,001)	-	(483,001)	-	(483,001)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	10,100	10,100	-	10,100
Inject paid-in capital			492,141	-	-	492,141	-	492,141
Balance at December 31, 2007	55,670,000	55,670	576,051	(504,584)	10,984	138,121	-	138,121
Net (loss)			-	(805,983)	-	(805,983)	-	(805,983)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	6,693	6,693	-	6,693
Inject paid-in capital			739,775	-	-	739,775	-	739,775
Balance at December 31, 2008	55,670,000	55,670	1,315,826	(1,310,567)	17,677	78,606	-	78,606
Net (loss)			-	(1,937,574)	-	(1,937,574)	(333,044)	(2,270,618)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(22)	(22)	-	(22)
Inject paid-in capital			-	-	-	-	437,771	437,771
Balance at December 31, 2009	55,670,000	55,670	1,315,826	(3,248,141)	17,655	(1,858,990)	104,727	(1,754,263)
Net (loss)			-	(2,507,714)	-	(2,507,714)	(239,775)	(2,747,489)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(130,863)	(130,863)	-	(130,863)
Effect of reverse acquisition	11,830,000	11,830	(112,100)	-	-	(100,270)	135,048	34,778
Balance as of December 31, 2010	67,500,000	67,500	1,203,726	(5,755,855)	(113,208)	(4,597,837)	-	(4,597,837)
Net (loss)			-	(3,774,468)	-	(3,774,468)	-	(3,774,468)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(247,528)	(247,528)	-	(247,528)
Common stock issued for cash June 27,2011	1,000,000	1,000	1,999,000	-	-	2,000,000	-	2,000,000
Common stock issued for cash August 29, 2011	1,375,000	1,375	2,748,625	-	-	2,750,000	-	2,750,000
Capital contribution			4,626,818			4,626,818		4,626,818
Balance as of December 31, 2011	69,875,000	69,875	10,578,169	(9,530,323)	(360,736)	756,985	-	756,985
Net (loss)			-	(5,098,131)	-	(5,098,131)	-	(5,098,131)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	2,661	2,661	-	2,661
Balance as of December 31, 2012	69,875,000	69,875	10,578,169	(14,628,454)	(358,075)	(4,338,485)	-	(4,338,485)
Net (loss)			-	(946,001)	-	(946,001)	-	(946,001)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(23,282)	(23,282)	-	(23,282)
Balance as of March 31, 2013 (unaudited)	69,875,000	$69,875	$10,578,169	$(15,574,455)	$(381,357)	$(5,307,768)	$-	$(5,307,768)

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company

(A Development Stage Company)

Consolidated Statements of Cash Flows

			August 9, 2006
			(inception of
			Beijing Sntaro)
	Three months ended March 31,		through March
	2013	2012	31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(946,001)	$(1,124,105)	$(16,147,274)
Adjustments to reconcile net loss before non-controlling interests to net cash used by operating activities:
Non-operating income	(794)	-	(794)
Depreciation	63,899	47,336	592,258
Amortization of intangible assets	2,552	2,374	20,140
Gain on deconsolidation of subsidiary	-	-	(15,823)
Changes in operating assets and liabilities:
Prepaid expense	(158,320)	110,063	(153,251)
Other receivable	(66,598)	37,312	(155,090)
Advance from customers	(17,719)	-	62,095
Tax payable	2,863	-	3,600
Deferred revenue	2,844	-	20,294
Other payables and accrued expenses	136,837	(151,614)	592,057
Due to a related party	28,238	(7,437)	109,675
Net cash used in operating activities	(952,199)	(1,086,071)	(15,072,113)

Cash flows from investing activities:
Net cash received from disposal of fixed assets	1,082	-	1,082
Purchase of property and equipment	(6,523)	(66,944)	(994,042)
Intangibles	-	(7,120)	(48,346)
Cash effect on deconsolidation of subsidiary	-	-	15,823
Net cash used in investing activities	(5,441)	(74,064)	(1,025,483)

Cash flows from financing activities:
Proceeds from sale of stock	-	-	6,156,274
Paid-in capital injection	-	-	4,626,818
Capital contributed by non-controlling interest owner	-	-	428,290
Loan from a related party	924,306	-	9,608 ,712
Repayment of related parties loan	-	-	(4,786,811)
Net cash provided by financing activities	924,306	-	16,033,283
Effect of exchange rate changes on cash and cash equivalents	248	13,053	80,731
Net (decrease) increase in cash and cash equivalents	(33,086)	(1,147,082)	16,418
Cash and cash equivalents at the beginning of period	49,504	2,028,612	-
Cash and cash equivalents at the end of period	$16,418	$881,530	$16,418
Supplemental disclosure for cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

The accompanying consolidated financial statements include the accounts of the following entities, and all significant intercompany transactions and balances have been eliminated in consolidation for all periods presented:

Consolidated entity name:	Percentage of ownership
Santaro Holdings, Ltd (“SHL”)	100%
Santaro Investments, Ltd. (“Santaro HK”)	100%
Ningbo Sntaro Network Technology Co., Ltd. (“Ningbo Sntaro”)	100%
Beijing Sntaro Technology Co., Ltd. (“Beijing Sntaro”)	Variable Interest Entity
Beijing Sntaro Freeland Network Co., Ltd. (“FL Network”) (only through December 31,2012)	100% subsidiary of Beijing Sntaro

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

2. GOING CONCERN AND LIQUIDITY

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and only generated an insignificant amount of revenue during the period from its inception (August 9, 2006) to March 31, 2013. The Company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing from related and non-related entities. The Company has an accumulated deficit of $15,574,455 as of March 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2011, the Company obtained funding in the aggregate $4,750,000 from the issuance of 2,375,000 shares of our common stock, and warrants to purchase a total of 1,187,500 shares of our common stock. On December 5, 2011, Mr. Zhilian Chen converted parts of the loan provided by CixiYide, a related party (Note 14), to Beijing Sntaro, i.e., $4,626,818 (RMB 29,260,000), into the registered capital of Beijing Sntaro by the way of subscribing for the increased capital of Beijing Sntaro and then let Beijing Sntaro to pay back the increased capital to CixiYide. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements.

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

Pursuant to the above arrangements, all of the equity owners' rights and obligations of Beijing Sntaro were assigned to Ningbo Sntaro, which resulted in the equity owners of Beijing Sntaro lacking the ability to make decisions that have a significant effect on Beijing Sntaro's operations and enabled Ningbo Sntaro to extract the profits from the operation of Beijing Sntaro, and assume Beijing Sntaro's residual benefits. Because Ningbo Sntaro and its indirect parent are the sole interest holders of Beijing Sntaro, the Company consolidates Beijing Sntaro from its inception consistent with the provisions of FASB Accounting Standards Codification ("ASC") 810.

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

The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

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

A.	Under PRC law, our subsidiary may only pay dividends after 10% of its after-tax profits have been set aside as reserve funds, unless such reserves have reached at least 50% of its registered capital. Such cash reserve may not be distributed as cash dividends.

B.	The PRC Income Tax Law also imposes a 10% withholding income tax on dividends generated on or after January 1, 2008 and distributed by a resident enterprise to its foreign investors, if such foreign investors are considered as non-resident enterprise without any establishment or place within China or if the received dividends have no connection with such foreign investors’ establishment or place within China, unless such foreign investors’ jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

As of March 31, 2013, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as follows:

	March 31, 2013	December 31, 2012
	(Unaudited)
Total assets	$176,435	$123,052

Total liabilities	$2,744,853	$2,682,517

	Three months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues	$78,776	$-

Net loss	$141,365	$39,897

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

Under the Administration Rules, RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange (“SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like ours that need foreign exchange for the distribution of profits to their shareholders may affect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. All intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended December 31, 2012, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on the development and operation of online games.

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

Foreign Currency Translation and Transaction

The Company maintains its books and accounting records in RMB, which is determined as the functional currency. The Company’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these financial statements are reflected as accumulated other comprehensive income (loss) in stockholders’ deficit.

Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of operations and comprehensive loss and amounted to $381,357 as of March 31, 2013, and $358,075 as of December 31, 2012. The balance sheet amounts with the exception of equity at March 31, 2013 were translated at 6.2816 RMB to $1.00 USD as compared to 6.3161 RMB at December 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2013 and 2012 were 6.2858 RMB and 6.3201 RMB, respectively.

Statement of Cash Flows

In accordance with FASB guidance, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the functional currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Measurements

ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements and establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended March 31, 2013.

As of March 31, 2013, none of the Company’s nonfinancial assets or liabilities was measured at fair value on a nonrecurring basis.

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

Revenue recognition

The Company currently provides online game services in the PRC and recognizes revenue in accordance to the criteria of ASC subtopic 985 (“ASC 985”), Revenue Recognition when persuasive evidence of an arrangement exists, the service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.  Online game revenues include our MMOG operations and Co-operation Web-based game revenues.

MMOG operations

The Company operates Massive Multiplayer Online Role-Playing Games (“MMORPG”) under a free-to-play model. The online game revenue derives from the sale of in-game virtual items and revenue was recognized pursuant to the item-based revenue model.

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

Co-operation Web-based game

As the operator, the Company signed distribution agreements with third-party developers to offer games to users on its websites or platforms. Although the Company is the party that signs user agreements and is responsible for its users’ experience, its remaining obligation is deemed to be inconsequential and perfunctory after the end users recharge to exchange the game coins of these web-based games. Besides, the third-party developers are obliged to provide on-going services to users, so a proportion of the full revenue received from end users is recorded as revenue according to the distribution agreements.

Cost of revenue

Cost of revenue consists primarily of service fee, depreciation, salary and social insurance and other expenses incurred by the Company and are recorded on an accrual basis.

Costs incurred for maintenance after the online games are available for marketing are expensed when incurred and are included in product cost of revenues.

Cost of revenue also includes business tax and surcharges with 5.60% tax rate. Business tax and surcharges for the three months ended March 31, 2013 and 2012 were $5,814 and $0, respectively.

Research and Development Expenses

For software development costs, including online games, to be sold or marketed to customers, the Company expenses software development costs incurred prior to reaching technological feasibility. Once a software product has reached technological feasibility, all subsequent software costs for that product are capitalized until that product is released for marketing. After an online game is released, the capitalized product development costs are amortized over the estimated product life. To date, the Company has essentially completed its software development concurrently with the establishment of technological feasibility. As of March 31, 2013, no costs have been capitalized.

Research and development expenses consist primarily of outsourced research and development expenses, payroll, depreciation charge and other overhead expenses for the development of the Company’s proprietary games, and are recorded on an accrual basis.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salary, advertising and promotion fee, and other expense incurred by the Company’s sales and marketing personnel. Sales and marketing expenses are recorded on an accrual basis. Sales and marketing expenses for the three months ended March 31, 2013 and 2012 were $140,544 and $9,625, respectively.

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

Recent issued accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2013-03 to ASU 2013-05, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2013 and 2012:

	2013	2012
	(Unaudited)	(Unaudited)
Net loss for basic and diluted earnings (loss) per share	$(946,001)	$(1,124,105)

Weighted average shares used in basic and diluted computation	69,875,000	69,875,000
Earnings (loss) per share:
Basic and diluted	$(0.014)	$(0.016)

6. PREPAID EXPENSES

Prepaid expenses of $163,203 and $4,751 as of March 31, 2013 and December 31, 2012 consisted of prepaid rent for the office and prepayment of printer’s service fee.

7. OTHER RECEIVABLES

Other receivables of $77,293 and $10,592 as of March 31, 2013 and December 31, 2012 consisted of cash advances given to certain employees for use during business operations and are recognized as general and administration expenses when expenses are incurred. It also includes certain rental deposit and a prepayment of $63,678 to a third party for obtaining usage right of a wed-based game, which is named as “rainblood”.

8. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2013	December 31, 2012
	(Unaudited)

Computer equipment	$661,121	$670,268
Furniture and fixtures	222,883	221,666
Leasehold improvement	217,562	216,373
	1,101,566	1,108,307
Less: Accumulated depreciation	(594,551)	(551,423)

Property and equipment, net	$507,015	$556,884

Depreciation expenses for the three months ended March 31, 2013 and 2012 were $63,899 and $47,336 respectively.

9. LONG TERM INVESTMENT

On July 18, 2011, Santaro HK and a non-related company, New Select Group Limited (BVI), established a legal entity named Outlets Internet Sale Limited. Each party holds a 50% interest in Outlets Internet Sale Limited that was formed for the purpose of the development of an online outlet business. Management has classified the investment as a joint venture and will account for the investment under the equity-method of accounting since each investor may participate, directly or indirectly, in the overall management of the joint venture and has joint control in accordance with the provisions of Accounting Standards Codification (ASC) 323 “Investments - Equity Method and Joint Ventures”. There was no activity during the three months ended March 31, 2013.

10. DECONSOLIDATION OF FL NETWORK

FL network was incorporated on March 9, 2009 by Beijing Santaro and a third party FL media where Beijing Santaro held 70% ownership interest. On October 12, 2010, Beijing Santaro completed purchasing the remaining 30% interest of FL Network who became the Company’s wholly held subsidiary through December 31, 2012. On December 31, 2012, an independent third party bought 100% equity interest of FL network with a cash consideration of approximately $15,800 (RMB100,000). The deconsolidation of FL network was accounted for in accordance with ASC Topic 810 “Consolidation”. The Company recognized a gain of approximately $15,800 upon deconsolidation of FL network, which was recorded as a gain on deconsolidation of subsidiaries in the Company’s consolidated statements of income and comprehensive income. This gain represents the difference between the fair value of consideration received and the carrying amount of the former subsidiary's assets and liabilities as of the date of deconsolidation. The operating activities of FL network in 2012 were insignificant.

11. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
Other payables	$466,873	$447,147
Accrued salaries	145,017	20,829

Total	$611,890	$467,976

Other Payable of $466,873 as of March 31, 2013 consisted of the interest-free loan of $238,793 from a third party named Ningbo Jufeng Textile Co., Ltd, to the Company. Other Payable of $447,147 as of December 31, 2012 consisted of the interest-free loan of $237,488 from Ningbo Jufeng Textile Co., Ltd. The loan is unsecured, payable on demand and is outstanding.

12. INCOME TAX EXPENSES

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

Hong Kong

Santaro Investments, Ltd. (“Santaro HK”), was incorporated in Hong Kong on January 27, 2010. Santaro HK did not earn any income that was derived in Hong Kong for the three months ended March 31, 2013 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

Deferred Tax Assets

In assessing the realization of deferred tax assets, the Company considers projected future taxable income and tax planning strategies in making its assessment, as of March 31, 2013 and December 31, 2012, for PRC income tax purposes.

Ningbo Sntaro had deferred tax assets of approximately $1,867,710 and $1,666,526 as of March 31, 2013 and December 31, 2012, which consisted of a tax loss carry-forward of $7,434,652 and $6,630,454, respectively. Ningbo Sntaro had no other temporary differences as of March 31, 2013 and December 31, 2012. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of March 31, 2013 and December 31, 2012. The deferred tax assets begin to expire in 2016.

Beijing Sntaro had deferred tax assets of approximately $1,895,017 and $2,006,076 as of March 31, 2013 and December 31, 2012, which consisted of a tax loss carry-forward of $7,688,504 and $8,133,000, respectively. Beijing Sntaro had no other temporary differences as of March 31, 2013 and December 31, 2012. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of March 31, 2013 and December 31, 2012. The deferred tax assets begin to expire in 2012. The deferred tax assets of approximately $153,216 expired in 2013, which consisted of a tax loss of $612,863 in year 2006 and 2007.

As of March 31, 2013 and December 31, 2012, an aggregated valuation allowance of $3,762,727 and $3,672,602 was provided since management determines it is more likely than not that all deferred tax asset could not be recognized. As a result of the 100% reserve of the deferred tax assets, the effective tax rate differs from the statutory tax rate.

13. EMPLOYEE BENEFITS

The full-time employees of the Company and its subsidiary that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, unemployment insurance and pension benefits. The Company is required to accrue for these benefits based on percentages of 10%, 1% and 12% of the local employees’ average salaries in accordance with the relevant regulations, and to conduct contributions to the state-sponsored medical plans, unemployment insurance and pension benefits. For the three months ended March 31, 2013 and 2012, total amounts expensed for such employee benefits amounted to $57,072 and $52,430, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

14. RELATED PARTY TRANSACTIONS AND BALANCES

The Company is in a development stage and only has an insignificant amount of revenue to date during the period from its inception (August 9, 2006) to March 31, 2013. CixiYide is a company 100% beneficially owned by Mr. Zhilian Chen, the Company’s Chairman and major stockholder. CixiYide provides continuous financial support for Beijing Sntaro’s business and operation. By the end of 2012, CixiYide had provided loans to Beijing Sntaro in the aggregate amount of $2,534,982. Due to changes in currency exchange rates, the total amount due to CixiYide is $2,548,905 as of March 31, 2013.

Santaro HK entered into a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered paid-in-capital in accordance with Chinese legal requirements. Santaro HK received the loan in September 2010. At March 31, 2013, the balance of the loan was $150,007.

By the end of 2012, Mr. Zhilian Chen had provided loans in the amount of $20,582 to Ningbo Sntaro. During the three months ended March 31, 2013, Mr. Zhilian Chen made an additional loan of $25,585 to Ningbo Sntaro. The total amount due to Mr. Zhilian Chen from Ningbo Sntaro was $46,167 as of March 31, 2013. By the end of 2012, CixiYide had provided loans in the amount of $1,687,750 to Ningbo Sntaro. During the three months ended March 31, 2013, CixiYide made an additional loan in the amount of $934,193 to Ningbo Sntaro. The total amount due to CixiYide from Ningbo Sntaro was $2,621,943 as of March 31, 2013.

As of March 31, 2013, the total balance of loans due to CixiYide and Mr. Zhilian Chen from the company was $5,367,022. The loans are unsecured and interest free, payable on demand, and are outstanding.

During the year ended December 31, 2012, Mr. Mingyang Li, the Company’s CEO, provided a loan in the amount of $16,545 to Beijing Sntaro and a loan in the amount of $16,534 to Ningbo Sntaro. These loans increased by $2,956 and $11 during the three months ended March 31, 2013, respectively. As of March 31, 2013, the total balance of loans due to Mr. Mingyang Li from the Company was $36,046. The loans are unsecured and interest free, payable on demand, and are outstanding.

15. LEASE COMMITMENTS

The Company has entered into operating lease arrangements mainly relating to its office premises which will end on December 26, 2014. Future minimum lease payments for non-cancelable operating leases as of March 31, 2013 are as follows:

Rental
Fiscal Year	Commitments

2013	$261,136
2014	516,471

Total	$777,607

Total rental expenses are $95,513 and $151,849 for the three months ended March 31, 2013 and 2012, respectively.

16. SALE OF COMMON STOCK AND WARRANTS

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

17. CONTINGENCIES

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

18. SUBSEQUENT EVENT

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

Accounting Policy of Revenue Recognition

The Company currently provides online game services in the PRC and recognizes revenue in accordance to the criteria of ASC subtopic 985 (“ASC 985”), Revenue Recognition when persuasive evidence of an arrangement exists, the service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Online game revenues include our MMOG operations and Co-operation Web-based game revenues.

MMOG operations

The Company operates Massive Multiplayer Online Role-Playing Games (“MMORPG”) under a free-to-play model. The online game revenue derives from the sale of in-game virtual items and revenue was recognized pursuant to the item-based revenue model.

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

Results of Operations

Because the Company is in the development stage, our operations have been limited to developing our products.  As a result, the Company only has generated an insignificant amount of revenue during the period from August 9, 2006, its inception, through March 31, 2013. The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue	$78,776	$-
Cost of revenue	437,928	-
Gross loss	(359,152)	-

Operating expenses
Research and development expenses	151,513	698,064
Sales and marketing expenses	140,544	9,625
General and administrative expenses	295,551	419,857
Total operating expenses	587,608	1,127,546

Loss from operations	(946,760)	(1,127,546)

Non-operating (income) expenses	(759)	(3,441)

Net loss	$(946,001)	$(1,124,105)

Revenue

For the three months ended March 31, 2013, revenues were $78,776, representing an increase of $78,776, compared to $0 for the corresponding period in 2012. The increase in net revenues was primarily due to the revenue contribution from web games, with an amount of $52,284. The Company also generated minor revenue from 108 Warriors, a Massive Multiplayer Online Role Playing Game (“MMORPG”) launched in the third quarter of 2012, with an amount of $26,492, during the three months ended March 31, 2013.

Cost of revenue

For the three months ended March 31, 2013, cost of revenues were $437,928, representing an increase of $437,928, compared to $0 for the corresponding period in 2012. The increase in cost of revenues from online games was primarily due to the cost from 108 Warriors.

Gross loss

As a result of the foregoing, our gross loss for the three months ended March 31, 2013 was $359,152 from $0 in the same period of 2012. The reason for the negative gross profit was due to the new game 108 Warriors. Because the game was in introduction stage, the Company needed to spend more costs to launch and operate this new game. These costs were primary composed by salaries of operation staffs, depreciation of the operation equipment, and server hosting fees.

Research and Development (R&D) expenses

R&D expenses primarily consist of rent expenses, depreciation, and property management fee for R&D activities. For the three months ended March 31, 2013, R&D expenses were $151,513, representing a decrease of $546,551 or 78.30%, compared to $698,064 for the corresponding period in 2012. The decrease was primarily because R&D employee salary decreased by $426,921 and social assurance decreased by $23,994 compared to the corresponding period of 2012, which was due to the Company reclassified the salaries of designers and programmers engaged for the game of 108 Warriors from R&D expense to cost of revenues, since this game was launched in the third quarter of 2012. Besides, the Company changed part of “MMORPG” to web games to better meet customers’ demand, and less designers and programmers needed on the R&D of web games, so the Company terminated several junior technicians to save labor cost and improve operational ability. Rent expenses decreased by $56,213 due to the owner of Ningbo office offered one month’s rent-free period during the first quarter of 2013, service fee decreased by $10,586 and testing fee decreased by $23,247 compared to the corresponding period of 2012. Other variances include business entertainment, communication fee, depreciation, amortization, etc., presenting a slight decrease, accumulated about $5,590.

Sales and marketing expenses

Selling expenses mainly represented selling employee salaries and advertising & promotion fees. For the three months ended March 31, 2013, selling expenses were $140,544, representing an increase of $130,919 or 1,360.20% compared to $9,625 for the corresponding period in 2012. The increase was mainly due to increases in selling employee salaries, which increased by $73,300 due to the launch of 108 Warriors, and for the same reason, advertising & promotion fee was also increased by $55,324. Other miscellaneous fees increased by $2,295.

General and administrative expenses

General and administrative expenses consisted primarily of professional services fees, G&A employee salaries, social insurance and depreciation. For the three months ended March 31, 2013, total general and administrative expenses were $295,551, representing a decrease of $124,306 or approximately 29.61% as compared to $419,857 for the corresponding period in 2012. The decrease was due to decreases in G&A employee salaries, which decreased by $73,113, in social insurance, which decreased by $12,556, in welfare expenses, which decreased by $8,639, compared to the same period in 2012, respectively. The decrease of $73,113 in G&A employee salaries was mainly because the Company reclassified the salaries of sales staff for 108 Warriors to sales and marketing expenses, which was recorded in G&A expenses in the corresponding period of 2012, since no game launched before the third quarter of 2012. And for the same reason, social insurance and welfare expenses decreased accordingly. Other variances include expenses occurred for business entertainments, membership expenses, communication fees, travelling expenses, etc., presenting a slight decrease, aggregating at $29,998.

Net loss

For the three months ended March 31, 2013, net loss decreased to $946,001 from $1,124,105 for the corresponding period in 2012. The decrease in net loss was primarily due to decreases in R&D expenses and G&A expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2013 and 2012, we met our working capital requirement mainly by using cash flows from related parties. We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows supported by related parties, will be sufficient to meet our working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.

Since we initiated our business operations, we have been funded primarily by related parties. During the past two years, Mr. Zhilian Chen, our Chairman, and CixiYide Auto Co., Ltd. (“CixiYide”), a company 100% beneficially owned by Mr. Chen, provided continuous financial support to the Company. As of December 31, 2012, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $4,222,732 and $170,589, respectively. As of March 31, 2013, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $5,170,848 and $196,174, respectively.

Going Concern and Liquidity

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and only generated an insignificant amount of revenue during the period from its inception (August 9, 2006) to March 31, 2013. The company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. The Company has an accumulated deficit of $15,574,455 as of March 31, 2013. During the year ended December 31, 2011, the Company obtained funding in the amount of $4,750,000 from the issuance of 2,375,000 shares of our common stock, and warrants to purchase a total of 1,187,500 shares of our common stock. On December 5, 2011, Mr. Zhilian Chen converted parts of the loan provided by CixiYide to Beijing Sntaro, i.e., $4,626,818 (RMB 29,260,000), into the registered capital of Beijing Sntaro by the way of subscribing for the increased capital of Beijing Sntaro and then let Beijing Sntaro to pay back the increased capital to CixiYide. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. These factors raise substantial doubt about our ability to continue as a going concern.

Cash Flows

	Three months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(952,199)	$(1,086,071)
Net cash used in investing activities	(5,441)	(74,064)
Net cash provided by financing activities	924,306	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	248	13,053
Net decrease in cash and cash equivalents	$(33,086)	$(1,147,082)

Net cash used in operating activities: The Company had insignificant amount of revenue from its inception in 2006 to March 31, 2013. Our net cash used in operating activities decreased by $133,872 in the three months ended March 31, 2013 compared to that in the three months ended March 31, 2012, representing a decrease of 12.33%. Most operating cash flow is the result of cash-paid expenditure during operation. The decrease of net cash used in operating activities was due to decreases in salary expense and rent expense. In order to better meet customer demand, the Company changed part of “MMORPG” to web games. Since the technique requirement of web game is lower than the “MMORPG”, the Company fired several junior technicians to save labor cost and improve operational ability. Rent expenses decreased due to the owner of Ningbo office offered one month’s rent-free period during the first quarter of 2013.

Net cash used in investing activities: Our net cash used in investing activities decreased by $68,623 in the three months ended March 31, 2013 compared to the corresponding period of 2012. The decrease in net cash used in investing activities was mainly due to the result of a decrease in the purchasing of new equipment with an amount of $60,421, and the decrease in intangibles with an amount of $7,120 during the three month ended March 31, 2013.

Net cash provided by financing activities: Our cash provided by financing activities increased from $0 for the three month ended March 31, 2012 to $924,306 for the corresponding period of 2013, representing an increase of 100% which was a loan provided by CixiYide. The current financed capital could not support current operation and product development. Through March 31, 2013, CixiYide has been continuously providing financial support.

Working capital

We have working capital deficit of $5,844,621 as of March 31, 2013, compared with working deficit of $4,927,588 as of December 31, 2012, representing an increase of deficit of 18.61%. The change in working capital is due to the development stage of the Company’s games. Because the Company’s games only produced insignificant amount of revenue, the Company had to obtain loans to support daily operations. As of March 31, 2013, the Company accumulatively obtained loans in the amount of $5,367,022 from CixiYide and Mr. Zhilian Chen. On December 5, 2011, Mr. Zhilian Chen converted parts of the loan provided by CixiYide to Beijing Sntaro, i.e., $4,626,818 (RMB 29,260,000), into the registered capital of Beijing Sntaro by the way of subscribing for the increased capital of Beijing Sntaro and then let Beijing Sntaro to pay back the increased capital to CixiYide. The Company also received proceeds in the aggregate of $4.75 million upon the issuance of 2.375 million shares of common stock and warrants to purchase up to 1,187,500 shares of our common stock in 2011.

Description of Property

The Company’s property and equipment consists wholly of computer equipment, leasehold improvements, and furniture. The book value of the Company’s property and equipment was $507,015 as of March 31, 2013.

Employees

As of march 31, 2013, the Company employed approximately 69 designers and programmers. The majority of employees have three to five years’ of experience in the online games industry.

Competition for talented and well-educated professionals is intense among local online gaming companies. Management has set up an attractive work environment to stimulate employee creativity. A career advancement program has been prepared to provide opportunities for employees to receive additional training and promotion.

Recent issued accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2013-03 to ASU 2013-05, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 301(c) of Regulation S-K (§ 229.301(c)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1                LEGAL PROCEEDINGS

None.

ITEM 1A.            RISK FACTORS

Not required for smaller reporting companies.

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

Dated: May 15, 2013

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

By:	/s/ Mingyang Li
Name: Mingyang Li
Title: Chief Executive Officer

By:	/s/ Yan Dong
Name: Yan Dong
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from Santaro Interactive Entertainment Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Unaudited Financial Statements, tagged in detail.

