Form 10-Q
period 2013-06-30
Santaro Interactive Entertainment Co
filed 2013-08-19
CIK 1487347

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.

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

Taihe Wenhua Plaza B-410, 1A Chenjialin Balizhuang, Chaoyang District
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

As of August 14, 2013, 69,875,000 shares of the issuer’s common stock, par value $0.001, were outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,227	$49,504
Prepaid expenses	50,754	4,751
Other receivables	150,360	10,592

Total current assets	218,341	64,847

Property and equipment, net	282,855	556,884
Long term investment	644	644
Intangibles, net	27,041	31,575

Total Assets	$528,881	$653,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Advance from Customers	$60,459	$79,861
Taxes payable	6,140	737
Deferred revenue	19,298	17,461
Other payables and accrued expenses	601,674	467,976
Due to related parties	6,111,781	4,426,400

Total current liabilities	6,799,352	4,992,435
Commitments and contingencies	-	-
STOCKHOLDERS’ DEFICIT
Common stock ($0.001 par value; authorized –100,000,000 shares; issued and outstanding –69,875,000 shares at June 30, 2013 and December 31, 2012, respectively)	69,875	69,875
Additional paid-in capital	10,578,169	10,578,169
Deficit accumulated during the development stage	(16,457,113)	(14,628,454)
Accumulated other comprehensive loss	(461,402)	(358,075)

Total stockholders’ deficit	(6,270,471)	(4,338,485)

Total Liabilities and Stockholders’ Deficit	$528,881	$653,950

See notes to the consolidated financial statements
*The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

	Three months ended June 30,		Six months Ended June 30,		August 9, 2006 (inception of Beijing Sntaro) through
	2013	2012	2013	2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$117,203	$-	$195,979	$-	$223,550
Cost of revenue	326,722	-	764,650	-	1,457,709
Gross loss	(209,519)	-	(568,671)	-	(1,234,159)

Operating expenses
Research and development expenses	214,742	823,589	366,255	1,521,653	9,422,909
Sales and marketing expenses	91,387	13,405	231,931	23,030	780,852
General and administrative expenses	204,969	440,072	500,520	859,929	5,013,073
Total operating expenses	511,098	1,277,066	1,098,706	2,404,612	15,216,834

Loss from operations	(720,617)	(1,277,066)	(1,667,377)	(2,404,612)	(16,450,993)

Gain on deconsolidation of subsidiary	-	-	-	-	(15,823)
Non-operating (income) expenses	162,041	(193)	161,282	(3,634)	594,762

Loss before non-controlling interest	(882,658)	(1,276,873)	(1,828,659)	(2,400,978)	(17,029,932)

Less: loss attributable to the non-controlling interests	-	-	-	-	(572,819)

Net loss attributable to the Company	(882,658)	(1,276,873)	(1,828,659)	(2,400,978)	(16,457,113)

Other comprehensive loss
Net loss	(882,658)	(1,276,873)	(1,828,659)	(2,400,978)	(17,029,932)
Foreign currency translation adjustment	(80,045)	(2,471)	(103,327)	2,830	(461,402)
Comprehensive loss	(962,703)	(1,279,344)	(1,931,986)	(2,398,148)	(17,491,334)
Less: Comprehensive loss attributable to the non-controlling interest	-	-	-	-	(572,819)

Comprehensive loss attributable to the Company	$(962,703)	$(1,279,344)	$(1,931,986)	$(2,398,148)	$(16,918,515)

Loss per share:

Basic and diluted	$(0.013)	$(0.018)	$(0.026)	$(0.034)

Weighted average number of common shares outstanding – basic and diluted	69,875,000	69,875,000	69,875,000	69,875,000

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional	Deficit accumulated during	Accumulated other	Total deficit of	Non-
	Share	$0.001 Par Value	Paid-In Capital	development stage	comprehensive income (loss)	the Company’s stockholders	controlling interest	Total deficit

Balance at August 9, 2006	55,670,000	$55,670	$(55,670)	$-	$-	$-	$-	$-
Net (loss)			-	(21,583)	-	(21,583)	-	(21,583)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	884	884	-	884
Inject paid-in capital			139,580	-	-	139,580	-	139,580
Balance at December 31, 2006	55,670,000	55,670	83,910	(21,583)	884	118,881	-	118,881
Net (loss)			-	(483,001)	-	(483,001)	-	(483,001)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	10,100	10,100	-	10,100
Inject paid-in capital			492,141	-	-	492,141	-	492,141
Balance at December 31, 2007	55,670,000	55,670	576,051	(504,584)	10,984	138,121	-	138,121
Net (loss)			-	(805,983)	-	(805,983)	-	(805,983)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	6,693	6,693	-	6,693
Inject paid-in capital			739,775	-	-	739,775	-	739,775
Balance at December 31, 2008	55,670,000	55,670	1,315,826	(1,310,567)	17,677	78,606	-	78,606
Net (loss)			-	(1,937,574)	-	(1,937,574)	(333,044)	(2,270,618)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(22)	(22)	-	(22)
Inject paid-in capital			-	-	-	-	437,771	437,771
Balance at December 31, 2009	55,670,000	55,670	1,315,826	(3,248,141)	17,655	(1,858,990)	104,727	(1,754,263)
Net (loss)			-	(2,507,714)	-	(2,507,714)	(239,775)	(2,747,489)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(130,863)	(130,863)	-	(130,863)
Effect of reverse acquisition	11,830,000	11,830	(112,100)	-	-	(100,270)	135,048	34,778
Balance as of December 31, 2010	67,500,000	67,500	1,203,726	(5,755,855)	(113,208)	(4,597,837)	-	(4,597,837)
Net (loss)			-	(3,774,468)	-	(3,774,468)	-	(3,774,468)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(247,528)	(247,528)	-	(247,528)
Common stock issued for cash June 27, 2011	1,000,000	1,000	1,999,000	-	-	2,000,000	-	2,000,000
Common stock issued for cash August 29, 2011	1,375,000	1,375	2,748,625	-	-	2,750,000	-	2,750,000
Capital contribution			4,626,818	-	-	4,626,818	-	4,626,818
Balance as of December 31, 2011	69,875,000	69,875	10,578,169	(9,530,323)	(360,736)	756,985	-	756,985
Net (loss)			-	(5,098,131)	-	(5,098,131)	-	(5,098,131)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	2,661	2,661	-	2,661
Balance as of December 31, 2012	69,875,000	69,875	10,578,169	(14,628,454)	(358,075)	(4,338,485)	-	(4,338,485)
Net (loss)			-	(1,828,659)	-	(1,828,659)	-	(1,828,659)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(103,327)	(103,327)	-	(103,327)
Balance as of June 30, 2013 (Unaudited)	69,875,000	$69,875	$10,578,169	$(16,457,113)	$(461,402)	$(6,270,471)	$-	$(6,270,471)

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Six months ended June 30,		August 9, 2006 (inception of Beijing Sntaro) through June
	2013	2012	30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,828,659)	$(2,400,978)	$(17,029,932)
Adjustments to reconcile net loss before non-controlling interests to net cash used by operating activities:
Loss on sale of fixed assets	172,127	-	172,127
Depreciation	129,381	105,234	657,740
Amortization of intangible assets	5,136	4,909	22,724
Gain on deconsolidation of subsidiary	-	-	(15,823)
Changes in operating assets and liabilities:
Prepaid expenses	(45,465)	225,808	(40,396)
Other receivables	(138,216)	64,225	(226,708)
Advance from customers	(20,852)	-	58,962
Taxes payable	5,336	-	6,073
Deferred revenue	1,462	-	18,912
Other payables and accrued expenses	124,188	(70,596)	579,408
Due to a related party	-	(12,229)	81,437
Net cash used in operating activities	(1,595,562)	(2,083,627)	(15,715,476)

Cash flows from investing activities:
Net cash received from disposal of fixed assets	10,913	-	10,913
Purchase of property and equipment	(29,611)	(82,946)	(1,017,129)
Intangibles	-	(8,031)	(48,346)
Cash effect on deconsolidation of subsidiary	-	-	15,823
Net cash used in investing activities	(18,698)	(90,977)	(1,038,739)

Cash flows from financing activities:
Proceeds from sale of stock	-	-	6,156,274
Paid-in capital injection	-	-	4,626,818
Capital contributed by non-controlling interest owner	-	-	428,290
Loan from related parties	1,581,735	260,849	10,266,141
Repayment of related parties loan	-	-	(4,786,811)
Net cash provided by financing activities	1,581,735	260,849	16,690,712
Effect of exchange rate changes on cash and cash equivalents	248	11,903	80,730
Net (decrease) increase in cash and cash equivalents	(32,277)	(1,901,852)	17,227
Cash and cash equivalents at the beginning of period	49,504	2,028,612	-
Cash and cash equivalents at the end of period	$17,227	$126,760	$17,227
Supplemental disclosure for cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

2. GOING CONCERN AND LIQUIDITY

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and only generated an insignificant amount of revenue during the period from its inception (August 9, 2006) to June 30, 2013. The Company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing from related and non-related entities. The Company has an accumulated deficit of $16,457,113 and $14,628,454 as of June 30, 2013 and December 31, 2012, respectively. During the past two years, Mr. Zhilian Chen, our Chairman, and CixiYide Auto Co., Ltd. (“CixiYide”), a company 100% beneficially owned by Mr. Chen, provided continuous financial support to the Company. As of December 31, 2012, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $4,222,732 and $170,589, respectively. As of June 30, 2013, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $5,796,710 and $200,102, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2013, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as follows:

	June 30, 2013	December 31, 2012
	(Unaudited)
Total assets	$203,248	$123,052

Total liabilities	$2,842,854	$2,682,517

	Six months ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues	$195,979	$-

Net loss	$179,868	$81,527

All of our current revenue is generated in PRC currency Renminbi (“RMB”). Any future restrictions on currency exchanges may limit our ability to use net revenues generated in RMB to make dividends or other payments in U.S. dollars or fund possible business activities outside China

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

Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of operations and comprehensive loss and amounted to $461,402 as of June 30, 2013, and $358,075 as of December 31, 2012. The balance sheet amounts with the exception of equity at June 30, 2013 were translated at 6.1882 RMB to $1.00 USD as compared to 6.3161 RMB at December 31, 2012. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the six months ended June 30, 2013 and 2012 were 6.2479 RMB and 6.3255 RMB, respectively. The average translation rates applied to income statement accounts for the three months ended June 30, 2013 and 2012 were 6.2105 RMB and 6.3309 RMB, respectively.

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended June 30, 2013 and there were no transfers between level 1, level 2 or level 3 measurements for the six months ended June 30, 2013.

As of June 30, 2013, none of the Company’s nonfinancial assets or liabilities was measured at fair value on a nonrecurring basis.

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

The Company maintains cash deposits in financial institutions or state-owned banks within the PRC that are not covered by insurance. Non-performance by these institutions could expose the Company to losses. To date, the Company has not experienced any losses in such accounts

Property and Equipment

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

Revenue Recognition

The Company currently provides online game services in the PRC and recognizes revenue in accordance to the criteria of ASC subtopic 985 (“ASC 985”), Revenue Recognition when persuasive evidence of an arrangement exists, the service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.  Online game revenues include MMOG operations and Co-operation Web-based game revenues.

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

The end users also could choose bank recharge method directly to exchange Santaro currency (“Long Bi”) or game currency of 108 warriors (“Silver”) through third-party payment platforms

All proceeds received from distributors or through direct online payment systems are deferred when received, revenues are recognized over estimated life of the virtual items that game players purchase or as the virtual items are consumed. The below description are the detailed revenue recognition method adopted by the company.

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

Cost of revenue also includes business tax and surcharges with 5.60% tax rate. Business tax and surcharges for the three months ended June 30, 2013 and 2012 were $9,323 and $0, respectively. Business tax and surcharges for the six months ended June 30, 2013 and 2012 were $15,137 and $0, respectively.

Research and Development Expenses

For software development costs, including online games, to be sold or marketed to customers, the Company expenses software development costs incurred prior to reaching technological feasibility. Once a software product has reached technological feasibility, all subsequent software costs for that product are capitalized until that product is released for marketing. After an online game is released, the capitalized product development costs are amortized over the estimated product life. To date, the Company has essentially completed its software development concurrently with the establishment of technological feasibility. As of June 30, 2013, no costs have been capitalized.

Research and development expenses consist primarily of outsourced research and development expenses, payroll, depreciation charge and other overhead expenses for the development of the Company’s proprietary games, and are recorded on an accrual basis.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salary, advertising and promotion fee, and other expense incurred by the Company’s sales and marketing personnel. Sales and marketing expenses are recorded on an accrual basis. Sales and marketing expenses for the three months ended June 30, 2013 and 2012 were $91,387 and $13,405, respectively. Sales and marketing expenses for the six months ended June 30, 2013 and 2012 were $231,931 and $23,030, respectively.

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
The following is a reconciliation of the basic and diluted loss per share computations for the three months ended June 30, 2013 and 2012:

	2013	2012
	(Unaudited)	(Unaudited)
Net loss for basic and diluted loss per share	$(882,658)	$(1,276,873)

Weighted average shares used in basic and diluted computation	69,875,000	69,875,000
Loss per share:
Basic and diluted	$(0.013)	$(0.018)

The following is a reconciliation of the basic and diluted loss per share computations for the six months ended June 30, 2013 and 2012:

	2013	2012
	(Unaudited)	(Unaudited)
Net loss for basic and diluted loss per share	$(1,828,659)	$(2,400,978)

Weighted average shares used in basic and diluted computation	69,875,000	69,875,000
Loss per share:
Basic and diluted	$(0.026)	$(0.034)

6. PREPAID EXPENSES

Prepaid expenses of $50,574 and $4,751 as of June 30, 2013 and December 31, 2012 consisted of prepaid rent for the office and prepayment of printer’s service fee.

7. OTHER RECEIVABLES

Other receivables of $150,360 and $10,592 as of June 30, 2013 and December 31, 2012 consisted of cash advances given to certain employees for use during business operations and are recognized as general and administration expenses when expenses are incurred. It also includes certain rental deposit and a prepayment of $64,639 to a third party for obtaining usage right of a web-based game, which is named as “rainblood”.

8. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2013	December 31, 2012
	(Unaudited)

Computer equipment	$492,110	$670,268
Furniture and fixtures	58,221	221,666
Leasehold improvement	90,597	216,373
	640,928	1,108,307
Less: Accumulated depreciation	(358,073)	(551,423)
Property and equipment, net	$282,855	$556,884

Depreciation expenses for the three months ended June 30, 2013 and 2012 were $65,482 and $57,889, respectively. Depreciation expenses for the six months ended June 30, 2013 and 2012 were $129,381 and $105,225, respectively.

9. LONG TERM INVESTMENT

On July 18, 2011, Santaro HK and a non-related company, New Select Group Limited (BVI), established a legal entity named Outlets Internet Sale Limited. Each party holds a 50% interest in Outlets Internet Sale Limited that was formed for the purpose of the development of an online outlet business. Management has classified the investment as a joint venture and will account for the investment under the equity-method of accounting since each investor may participate, directly or indirectly, in the overall management of the joint venture and has joint control in accordance with the provisions of Accounting Standards Codification (ASC) 323 “Investments - Equity Method and Joint Ventures”. There was no activity during the six months ended June 30, 2013.

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

11. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Other payables	$430,167	$447,147
Accrued salaries	171,507	20,829

Total	$601,674	$467,976

Other payable of $430,167 as of June 30, 2013 consisted mainly of the interest-free loan of $242,397 from a third party named Ningbo Jufeng Textile Co., Ltd, to the Company. Other payable of $447,147 as of December 31, 2012 consisted mainly of the interest-free loan of $237,488 from Ningbo Jufeng Textile Co., Ltd. The loan is unsecured, payable on demand and is outstanding.

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

Hong Kong
Santaro Investments, Ltd. (“Santaro HK”), was incorporated in Hong Kong on January 27, 2010. Santaro HK did not earn any income that was derived in Hong Kong for the six months ended June 30, 2013 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

Deferred Tax Assets
In assessing the realization of deferred tax assets, the Company considers projected future taxable income and tax planning strategies in making its assessment, as of June 30, 2013 and December 31, 2012, for PRC income tax purposes.

Ningbo Sntaro had deferred tax assets of approximately $2,079,509 and $1,666,526 as of June 30, 2013 and December 31, 2012, which consisted of a tax loss carry-forward of $8,278,809 and $6,630,454, respectively. Ningbo Sntaro had no other temporary differences as of June 30, 2013 and December 31, 2012. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of June 30, 2013 and December 31, 2012. The deferred tax assets begin to expire in 2016.

Beijing Sntaro had deferred tax assets of approximately $1,904,677 and $2,006,076 as of June 30, 2013 and December 31, 2012, which consisted of a tax loss carry-forward of $7,727,006 and $8,133,000, respectively. Beijing Sntaro had no other temporary differences as of June 30, 2013 and December 31, 2012. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of June 30, 2013 and December 31, 2012. The deferred tax assets began to expire in 2012. The deferred tax assets of approximately $153,216 expired in 2013, which consisted of a total tax loss of $612,863 in years 2006 and 2007.

As of June 30, 2013 and December 31, 2012, aggregated valuation allowances of $3,984,186 and $3,672,602 were provided since management determines it is more likely than not that all deferred tax asset could not be recognized. As a result of the 100% reserve of the deferred tax assets, the effective tax rate differs from the statutory tax rate.

13. EMPLOYEE BENEFITS

The full-time employees of the Company and its subsidiary that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, unemployment insurance and pension benefits. The Company is required to accrue for these benefits based on percentages of 10%, 1% and 12% of the local employees’ average salaries in accordance with the relevant regulations, and to conduct contributions to the state-sponsored medical plans, unemployment insurance and pension benefits. For the three months ended June 30, 2013 and 2012, total amounts expensed for such employee benefits amounted to $39,699 and $60,503, respectively. For the six months ended June 30, 2013 and 2012, total amounts expensed for such employee benefits amounted to $96,771 and $112,931, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

14. RELATED PARTY TRANSACTIONS AND BALANCES

The Company is in a development stage and only has an insignificant amount of revenue to date during the period from its inception (August 9, 2006) to June 30, 2013. CixiYide is a company 100% beneficially owned by Mr. Zhilian Chen, the Company’s Chairman and major stockholder. CixiYide provides continuous financial support for Beijing Sntaro’s business and operation. By the end of 2012, CixiYide had provided loans to Beijing Sntaro in the aggregate amount of $2,534,982. Due to changes in currency exchange rates, the total amount due to CixiYide is $2,587,376 as of June 30, 2013. During the six months ended June 30, 2013, Mr. Zhilian Chen provided a loan in the amount of $3,232 to Beijing Sntaro. The total amount due to Mr. Zhilian Chen from Beijing Sntaro was $3,232 as of June 30, 2013.

Santaro HK entered into a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered paid-in-capital in accordance with Chinese legal requirements. Santaro HK received the loan in September 2010. As of June 30, 2013, the balance of the loan was $150,007.

By the end of 2012, Mr. Zhilian Chen had provided loans in the amount of $20,582 to Ningbo Sntaro. During the six months ended June 30, 2013, Mr. Zhilian Chen made an additional loan of $26,281 to Ningbo Sntaro. The total amount due to Mr. Zhilian Chen from Ningbo Sntaro was $46,863 as of June 30, 2013. By the end of 2012, CixiYide had provided loans in the amount of $1,687,750 to Ningbo Sntaro. During the six months ended June 30, 2013, CixiYide made an additional loan in the amount of $1,521,584 to Ningbo Sntaro. The total amount due to CixiYide from Ningbo Sntaro was $3,209,334 as of June 30, 2013.

As of June 30, 2013, the total balance of loans due to CixiYide and Mr. Zhilian Chen from the Company was $5,996,812. The loans are unsecured and interest free, payable on demand, and are outstanding.

During the year ended December 31, 2012, Mr. Mingyang Li, the Company’s CEO, provided a loan in the amount of $16,545 to Beijing Sntaro and a loan in the amount of $16,534 to Ningbo Sntaro. These loans increased by $83,246 to Beijing Sntaro and decreased by $1,356 to Ningbo Sntaro during the six months ended June 30, 2013, respectively. As of June 30, 2013, the total balance of loans due to Mr. Mingyang Li from the Company was $114,969. The loans are unsecured and interest free, payable on demand, and are outstanding.

15. LEASE COMMITMENTS

The Company has entered into operating lease arrangements mainly relating to its office premises which will end on July 5, 2016.
Future minimum lease payments for non-cancelable operating leases as of June 30, 2013 are as follows:

Rental
Fiscal Year	Commitments

2014	$73,958
2015	73,958
2016	36,978

Total	$184,894

Total rental expenses are $231,878 and $290,475 for the six months ended June 30, 2013 and 2012, respectively; and $136,365 and $138,626 for the three months ended June 30, 2013 and 2012, respectively.

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

On August 29, 2011, the Company entered into subscription agreements with certain institutional investors to sell an aggregate of one million three hundred seventy five thousand (1,375,000) shares of its common stock, and warrants to purchase a total of six hundred eighty seven thousand five hundred (687,500) shares of its common stock to the buyers for gross proceeds of $2,750,000 before deducting fees and expenses and excluding the proceeds, if any, from the exercise of the warrants. The warrants mature in three years and have a strike price of $5.00 per share

All warrants were evaluated for liability treatment and were determined to be equity instruments.

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

Results of Operations

Because the Company is in the development stage, our operations have been limited to developing our products. As a result, the Company only has generated an insignificant amount of revenue during the period from August 9, 2006, its inception, through June 30, 2013. The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Six months ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue	$195,979	$-
Cost of revenue	764,650	-
Gross loss	(568,671)	-

Operating expenses
Research and development expenses	366,255	1,521,653
Sales and marketing expenses	231,931	23,030
General and administrative expenses	500,520	859,929
Total operating expenses	1,098,706	2,404,612

Loss from operations	(1,667,377)	(2,404,612)

Non-operating (income) expenses	161,282	(3,634)

Net loss	$(1,828,659)	$(2,400,978)

	Three months ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue	$117,203	$-
Cost of revenue	326,722	-
Gross loss	(209,519)	-

Operating expenses
Research and development expenses	214,742	823,589
Sales and marketing expenses	91,387	13,405
General and administrative expenses	204,969	440,072
Total operating expenses	511,098	1,277,066

Loss from operations	(720,617)	(1,277,066)

Non-operating (income) expenses	162,041	(193)

Net loss	$(882,658)	$(1,276,873)

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue

For the six months ended June 30, 2013, revenues were $195,979, representing an increase of $195,979, compared to $0 for the corresponding period in 2012. The increase in net revenues was primarily due to the revenue contribution from web games, with an amount of $150,997. The Company also generated minor revenue from 108 Warriors, a Massive Multiplayer Online Role Playing Game (“MMORPG”) launched in the third quarter of 2012, with an amount of $44,982, during the six months ended June, 2013.

Cost of revenue

For the six months ended June 30, 2013, cost of revenues were $764,650, representing an increase of $764,650, compared to $0 for the corresponding period in 2012. The increase in cost of revenues from online games was primarily due to the cost from 108 Warriors.

Gross loss

As a result of the foregoing, our gross loss for the six months ended June 30, 2013 was $568,671 from $0 in the same period of 2012. The reason for the negative gross profit was due to the new game 108 Warriors. Because the game was in introduction stage, the Company needed to spend more costs to launch and operate this new game. These costs were primary composed by salaries of operation staffs, depreciation of the operation equipment, and server hosting fees.

 Research and Development (R&D) expenses

R&D expenses primarily consist of rent expenses, depreciation, property management fee and water & electricity for R&D activities. For the six months ended June 30, 2013, R&D expenses were $366,255, representing a decrease of $1,155,398 or 75.93%, compared to $1,521,653 for the corresponding period in 2012. The decrease was primarily because R&D employee salary decreased by $906,873, and social assurance decreased by $63,561 compared to the corresponding period of 2012, which was due to the Company reclassified the salaries of designers and programmers engaged for the game of 108 Warriors from R&D expense to cost of revenues, since this game was launched in the third quarter of 2012. Besides, the Company changed part of “MMORPG” to web games to better meet customers’ demand, and fewer designers and programmers needed on the R&D of web games, so the Company terminated several junior technicians to save labor cost and improve operational ability. Rent expenses decreased by $63,468 due to the owner of Ningbo office offered one month’s rent-free period during the first quarter of 2013, service fee decreased by $66,095 and testing fee decreased by $52,228 compared to the corresponding period of 2012. Other variances include business entertainment, communication fee, depreciation, amortization, etc., representing an accumulated slight decrease of about $3,173.

Sales and marketing expenses

Sales and marketing expenses mainly represented selling employee salaries and advertising & promotion fees. For the six months ended June 30, 2013, selling expenses were $231,931, representing an increase of $208,901 or 907.08% compared to $23,030 for the corresponding period in 2012. The increase was mainly due to increases in selling employee salaries, which increased by $117,229 due to the launch of 108 Warriors, and for the same reason, advertising & promotion fee was also increased by $94,507. Other miscellaneous fees decreased by $2,835.

General and administrative expenses

General and administrative expenses consisted primarily of professional services fees, G&A employee salaries, social insurance and depreciation. For the six months ended June 30, 2013, total general and administrative expenses were $500,520, representing a decrease of $359,409 or approximately 41.80% as compared to $859,929 for the corresponding period in 2012. The decrease was due to a reduction in G&A employee salaries of $244,580 and in social insurance of $21,660, in professional service fee of $41,698, in welfare expenses of $9,981, in membership expenses of $9,494 and in business entertainment of $8,937, compared to the same period in 2012, respectively. The decrease of $244,580 in G&A employee salaries was mainly because the Company reclassified the salaries of sales staff for 108 Warriors to sales and marketing expenses, which was recorded in G&A expenses in the corresponding period of 2012, since no game launched before the third quarter of 2012. And for the same reason, social insurance and welfare expenses decreased accordingly. Other variances include expenses occurred for communication fees, travelling expenses, etc., representing a slight decrease of $23,059.

Net loss

For the six months ended June 30, 2013, net loss decreased to $1,828,659 from $2,400,978 for the corresponding period in 2012. The decrease in net loss was primarily due to decreases in R&D expenses and G&A expenses and also increases in revenue.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue

For the three months ended June 30, 2013, revenues were $117,203, representing an increase of $117,203, compared to $0 for the corresponding period in 2012. The increase in net revenues was primarily due to the revenue contribution from web games, with an amount of $98,713. The Company also generated minor revenue from 108 Warriors, a Massive Multiplayer Online Role Playing Game (“MMORPG”) launched in the third quarter of 2012, with an amount of $18,490 during the three months ended June 30, 2013.

Cost of revenue

For the three months ended June 30, 2013, cost of revenues were $326,722, representing an increase of $326,722, compared to $0 for the corresponding period in 2012. The increase in cost of revenues from online games was primarily due to the cost from 108 Warriors.

Gross loss

As a result of the foregoing, our gross loss for the three months ended June, 2013 was $209,519 from $0 in the same period of 2012. The reason for the negative gross profit was due to the new game 108 Warriors. Because the game was in introduction stage, the Company needed to spend more costs to launch and operate this new game. These costs were primary composed by salaries of operation staffs, depreciation of the operation equipment, and server hosting fees.

Research and Development (R&D) expenses

R&D expenses primarily consist of rent expenses, depreciation, property management fee and water & electricity for R&D activities. For the three months ended June 30, 2013, R&D expenses were $214,742, representing a decrease of $608,847 or 73.93%, compared to $823,589 for the corresponding period in 2012. The decrease was primarily because R&D employee salary decreased by $479,952, and social assurance decreased by $39,568 compared to the corresponding period of 2012, which was due to the Company reclassified the salaries of designers and programmers engaged for the game of 108 Warriors from R&D expense to cost of revenues, since this game was launched in the third quarter of 2012. Besides, the Company changed part of “MMORPG” to web games to better meet customers’ demand, and fewer designers and programmers needed on the R&D of web games, so the Company terminated several junior technicians to save labor cost to improve operational ability. Service fee decreased by $55,509 and testing fee decreased by $28,981 compared to the corresponding period of 2012. Other variances include business entertainment, communication fee, depreciation, amortization, etc., representing an accumulated slight decrease of about $4,837.

Sales and marketing expenses

Sales and marketing expenses mainly represented selling employee salaries and advertising & promotion fees. For the three months ended June 30, 2013, selling expenses were $91,387, representing an increase of $77,982 or 581.74% compared to $13,405 for the corresponding period in 2012. The increase was mainly due to increases in selling employee salaries, which increased by $43,929 due to the launch of 108 Warriors, and for the same reason, advertising & promotion fee was also increased by $39,183. Other miscellaneous fees decreased by $5,130.

General and administrative expenses

General and administrative expenses consisted primarily of professional services fees, G&A employee salaries, social insurance and depreciation. For the three months ended June 30, 2013, total general and administrative expenses were $204,969, representing a decrease of $235,103 or approximately 53.42% as compared to $440,072 for the corresponding period in 2012. The decrease was due to decreases of G&A employee salaries by $171,468, of professional service fee by $49,253, compared to the same period in 2012, respectively. The decrease of $171,468 in G&A employee salaries was mainly because the Company reclassified the salaries of sales staff for 108 Warriors to sales and marketing expenses, which was recorded in G&A expenses in the corresponding period of 2012, since no game launched before the third quarter of 2012. And for the same reason, social insurance and welfare expenses decreased accordingly. Other variances include expenses occurred for business entertainments, membership expenses, communication fees, travelling expenses, etc., representing an accumulated slight decrease of $14,382.

Net loss

For the three months ended June 30, 2013, net loss decreased to $882,658 from $1,276,873 for the corresponding period in 2012. The decrease in net loss was primarily due to decreases in R&D expenses and G&A expenses and also increases in revenue.

Liquidity and Capital Resources

For the six months ended June 30, 2013 and 2012, we met our working capital requirement mainly by using cash flows from related parties. We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows supported by related parties, will be sufficient to meet our working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.

Since we initiated our business operations, we have been funded primarily by related parties. During the past two years, Mr. Zhilian Chen, our Chairman, and CixiYide Auto Co., Ltd. (“CixiYide”), a company 100% beneficially owned by Mr. Chen, provided continuous financial support to the Company. As of December 31, 2012, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $4,222,732 and $170,589, respectively. As of June 30, 2013, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $5,796,710 and $200,102, respectively.

Going Concern and Liquidity

The accompanying financial statements are presented on a going concern basis. The Company is in the development stage and only generated an insignificant amount of revenue during the period from its inception (August 9, 2006) to June 30, 2013. The company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. The Company has an accumulated deficit of $16,457,113 and $14,628,454 as of June 30, 2013 and December 31, 2012, respectively. During the past two years, Mr. Zhilian Chen, our Chairman, and CixiYide Auto Co., Ltd. (“CixiYide”), a company 100% beneficially owned by Mr. Chen, provided continuous financial support to the Company. As of December 31, 2012, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $4,222,732 and $170,589, respectively. As of June 30, 2013, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $5,796,710 and $200,102, respectively. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

	Six months ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(1,595,562)	$(2,083,627)
Net cash used in investing activities	(18,698)	(90,977)
Net cash provided by financing activities	1,581,735	260,849
Effect of foreign currency exchange rate changes on cash and cash equivalents	248	11,903
Net decrease in cash and cash equivalents	$(32,277)	$(1,901,852)

Net cash used in operating activities: The Company had insignificant amount of revenue from its inception in 2006 to June 30, 2013. Our net cash used in operating activities decreased by $488,065 in the six months ended June 30, 2013 compared to that in the six months ended June 30, 2012, representing a decrease of 23.42%. Most operating cash flows are the result of cash-paid expenditure during operation. The decrease of net cash used in operating activities was due to decreases in salary expense and rent expense. In order to better meet customer demand, the Company changed part of “MMORPG” to web games. Since the technique requirement of web game is lower than the “MMORPG”, the Company fired several junior technicians to save labor cost and improve operational ability. Rent expenses decreased due to the owner of Ningbo office offered one month’s rent-free period during the first quarter of 2013.

Net cash used in investing activities: Our net cash used in investing activities decreased by $72,279 in the six months ended June 30, 2013 compared to the corresponding period of 2012. The decrease in net cash used in investing activities was mainly due to the result of a decrease in the purchasing of new equipment in an amount of $53,335, the decrease in intangibles in an amount of $8,031, and the cash received from disposal of fixed assets in the amount of $10,913 during the six month ended June 30, 2013.

Net cash provided by financing activities: Our cash provided by financing activities increased from $260,849 for the six month ended June 30, 2012 to $1,581,735 for the corresponding period of 2013, representing an increase of 506.38% which was due to an additional loan provided by CixiYide. The current financed capital could not support current operation and product development. Through June 30, 2013, CixiYide has been continuously providing financial support.

Working capital

We have working capital deficit of $6,581,011 as of June 30, 2013, compared with working capital deficit of $4,927,588 as of December 31, 2012, representing an increase of deficit of 33.55%. The change in working capital is due to the development stage of the Company’s games. Because the Company’s games only produced insignificant amount of revenue, the Company had to obtain loans to support daily operations. As of June 30, 2013, the Company accumulatively obtained loans in the amount of $5,996,812 from CixiYide and Mr. Zhilian Chen. On December 5, 2011, Mr. Zhilian Chen converted parts of the loan provided by CixiYide to Beijing Sntaro, i.e., $4,626,818 (RMB 29,260,000), into the registered capital of Beijing Sntaro by the way of subscribing for the increased capital of Beijing Sntaro and then let Beijing Sntaro pay back the increased capital to CixiYide. The Company also received proceeds in the aggregate of $4.75 million upon the issuance of 2.375 million shares of common stock and warrants to purchase up to 1,187,500 shares of our common stock in 2011.

Description of Property

The Company’s property and equipment consists of computer equipment, leasehold improvements, and furniture. The net book value of the Company’s property and equipment was $282,855 as of June 30, 2013.

Employees

The Company currently employs approximately 40 designers and programmers. The majority of employees have three to five years’ experience in the online games industry.

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

ITEM 4 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2013.

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

ITEM 1A RISK FACTORS

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

Dated: August 19, 2013
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