Form 10-Q
period 2013-09-30
Santaro Interactive Entertainment Co
filed 2013-11-19
CIK 1487347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File # 333-165751

SANTARO INTERACTIVE ENTERTAINMENT COMPANY
 (Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

27-1571493
(IRS Employer Identification Number)

Taihe Wenhua Plaza B-410, 1A Chenjialin Balizhuang, Chaoyang District
Beijing, People’s Republic of China, 100025
 (Address of principal executive offices)

(8610) 82167111
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-Y (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 18, 2013, 69,875,000 shares of the issuer’s common stock, par value $0.001, were outstanding.

All references in this Quarterly Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Santaro” and the “Registrant” refer to Santaro Interactive Entertainment Company unless the context indicates another meaning.

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,881	$49,504
Prepaid expenses	26,051	4,751
Other receivables	54,698	10,592
Due from related parties	26,180	-

Total current assets	115,810	64,847

Property and equipment, net	219,404	556,884
Long term investment	644	644
Intangibles, net	24,595	31,575

Total Assets	$360,453	$653,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Advance from Customers	$60,806	$79,861
Taxes payable	11,771	737
Deferred revenue	13,260	17,461
Other payables and accrued expenses	563,315	467,976
Due to related parties	6,532,075	4,426,400

Total current liabilities	7,181,227	4,992,435
Commitments and contingencies	-	-
STOCKHOLDERS’ DEFICIT
Common stock ($0.001 par value; authorized –100,000,000 shares; issued and outstanding –69,875,000 shares at September 30, 2013 and December 31, 2012, respectively)	69,875	69,875
Additional paid-in capital	10,578,169	10,578,169
Deficit accumulated during the development stage	(16,969,683)	(14,628,454)
Accumulated other comprehensive loss	(499,135)	(358,075)

Total stockholders’ deficit	(6,820,774)	(4,338,485)

Total Liabilities and Stockholders’ Deficit	$360,453	$653,950

See notes to the consolidated financial statements

*The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30,		Nine months Ended September 30,		August 9, 2006 (inception of Beijing Sntaro) through September 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$69,436	$6,908	$265,415	$6,908	$292,986
Cost of revenue	150,078	176,736	914,728	176,736	1,607,787
Gross loss	(80,642)	(169,828)	(649,313)	(169,828)	(1,314,801)

Operating expenses
Research and development expenses	27,884	800,787	394,139	2,322,440	9,450,793
Sales and marketing expenses	142,433	247,770	374,364	270,800	923,285
General and administrative expenses	291,124	223,815	791,644	1,083,744	5,304,197
Total operating expenses	461,441	1,272,372	1,560,147	3,676,984	15,678,275

Loss from operations	(542,083)	(1,442,200)	(2,209,460)	(3,846,812)	(16,993,076)

Gain on deconsolidation of subsidiary	-	-	-	-	(15,823)
Non-operating (income) expenses	(29,513)	225	131,769	(3,409)	565,249

Loss before non-controlling interest	(512,570)	(1,442,425)	(2,341,229)	(3,843,403)	(17,542,502)

Less: loss attributable to the non-controlling interests	-	-	-	-	(572,819)

Net loss attributable to the Company	(512,570)	(1,442,425)	(2,341,229)	(3,843,403)	(16,969,683)

Other comprehensive loss
Net loss	(512,570)	(1,442,425)	(2,341,229)	(3,843,403)	(17,542,502)
Foreign currency translation adjustment	(37,734)	4,195	(141,060)	7,025	(499,135)
Comprehensive loss	(550,304)	(1,438,230)	(2,482,289)	(3,836,378)	(18,041,637)
Less: Comprehensive loss attributable to the non-controlling interest	-	-	-	-	(572,819)

Comprehensive loss attributable to the Company	$(550,304)	$(1,438,230)	$(2,482,289)	$(3,836,378)	$(17,468,818)

Loss per share:

Basic and diluted	$(0.007)	$(0.021)	$(0.034)	$(0.055)

Weighted average number of common shares outstanding – basic and diluted	69,875,000	69,875,000	69,875,000	69,875,000

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional	Deficit accumulated during	Accumulated other comprehensive	Total deficit of the	Non-
	Share	$0.001 Par Value	Paid-In Capital	development stage	income (loss)	Company’s stockholders	controlling interest	Total deficit

Balance at August 9, 2006	55,670,000	$55,670	$(55,670)	$-	$-	$-	$-	$-
Net (loss)			-	(21,583)	-	(21,583)	-	(21,583)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	884	884	-	884
Inject paid-in capital			139,580	-	-	139,580	-	139,580
Balance at December 31, 2006	55,670,000	55,670	83,910	(21,583)	884	118,881	-	118,881
Net (loss)			-	(483,001)	-	(483,001)	-	(483,001)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	10,100	10,100	-	10,100
Inject paid-in capital			492,141	-	-	492,141	-	492,141
Balance at December 31, 2007	55,670,000	55,670	576,051	(504,584)	10,984	138,121	-	138,121
Net (loss)			-	(805,983)	-	(805,983)	-	(805,983)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	6,693	6,693	-	6,693
Inject paid-in capital			739,775	-	-	739,775	-	739,775
Balance at December 31, 2008	55,670,000	55,670	1,315,826	(1,310,567)	17,677	78,606	-	78,606
Net (loss)			-	(1,937,574)	-	(1,937,574)	(333,044)	(2,270,618)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(22)	(22)	-	(22)
Inject paid-in capital			-	-	-	-	437,771	437,771
Balance at December 31, 2009	55,670,000	55,670	1,315,826	(3,248,141)	17,655	(1,858,990)	104,727	(1,754,263)
Net (loss)			-	(2,507,714)	-	(2,507,714)	(239,775)	(2,747,489)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(130,863)	(130,863)	-	(130,863)
Effect of reverse acquisition	11,830,000	11,830	(112,100)	-	-	(100,270)	135,048	34,778
Balance as of December 31, 2010	67,500,000	67,500	1,203,726	(5,755,855)	(113,208)	(4,597,837)	-	(4,597,837)
Net (loss)			-	(3,774,468)	-	(3,774,468)	-	(3,774,468)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(247,528)	(247,528)	-	(247,528)
Common stock issued for cash June 27, 2011	1,000,000	1,000	1,999,000	-	-	2,000,000	-	2,000,000
Common stock issued for cash August 29, 2011	1,375,000	1,375	2,748,625	-	-	2,750,000	-	2,750,000
Capital contribution			4,626,818	-	-	4,626,818	-	4,626,818
Balance as of December 31, 2011	69,875,000	69,875	10,578,169	(9,530,323)	(360,736)	756,985	-	756,985
Net (loss)			-	(5,098,131)	-	(5,098,131)	-	(5,098,131)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	2,661	2,661	-	2,661
Balance as of December 31, 2012	69,875,000	69,875	10,578,169	(14,628,454)	(358,075)	(4,338,485)	-	(4,338,485)
Net (loss)			-	(2,341,229)	-	(2,341,229)	-	(2,341,229)
Foreign currency exchange translation adjustment, net of nil income taxes			-	-	(141,060)	(141,060)	-	(141,060)
Balance as of September 30, 2013 (Unaudited)	69,875,000	$69,875	$10,578,169	$(16,969,683)	$(499,135)	$(6,820,774)	$-	$(6,820,774)

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Nine months ended September 30,		August 9, 2006 (inception of Beijing Sntaro) through September 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,341,229)	$(3,843,403)	$(17,542,502)
Adjustments to reconcile net loss before non-controlling interests to net cash used by operating activities:
Loss on sale of fixed assets	175,708	-	175,708
Depreciation	165,718	160,527	694,077
Amortization of intangible assets	7,737	7,443	25,325
Gain on deconsolidation of subsidiary	-	-	(15,823)
Changes in operating assets and liabilities:
Prepaid expenses	(20,935)	90,037	(15,866)
Other receivables	(12,034)	72,296	(100,526)
Due from a related party	(25,885)	-	(25,885)
Advance from customers	(20,954)	101,549	58,860
Taxes payable	10,890	387	11,627
Deferred revenue	(4,616)	-	12,834
Other payables and accrued expenses	83,620	(96,177)	538,840
Due to a related party	-	3,664	81,437
Net cash used in operating activities	(1,981,980)	(3,503,677)	(16,101,894)

Cash flows from investing activities:
Net cash received from disposal of fixed assets	36,728	-	36,728
Purchase of property and equipment	(29,736)	(147,606)	(1,017,255)
Intangibles	-	(8,029)	(48,346)
Cash effect on deconsolidation of subsidiary	-	-	15,823
Net cash provided by (used in) investing activities	6,992	(155,635)	(1,013,050)

Cash flows from financing activities:
Proceeds from sale of stock	-	-	6,156,274
Paid-in capital injection	-	-	4,626,818
Capital contributed by non-controlling interest owner	-	-	428,290
Loan from related parties	1,968,740	1,649,941	10,653,146
Repayment of related parties loan	-	-	(4,786,811)
Net cash provided by financing activities	1,968,740	1,649,941	17,077,717
Effect of exchange rate changes on cash and cash equivalents	(34,375)	11,101	46,108
Net (decrease) increase in cash and cash equivalents	(40,623)	(1,998,270)	8,881
Cash and cash equivalents at the beginning of period	49,504	2,028,612	-
Cash and cash equivalents at the end of period	$8,881	$30,342	$8,881
Supplemental disclosure for cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

2. GOING CONCERN AND LIQUIDITY

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and only generated an insignificant amount of revenue during the period from its inception (August 9, 2006) to September 30, 2013. The Company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing from related and non-related entities. The Company has an accumulated deficit of $16,969,683 and $14,628,454 as of September 30, 2013 and December 31, 2012, respectively. During the past two years, Mr. Zhilian Chen, our Chairman, and CixiYide Auto Co., Ltd. (“CixiYide”), a company 100% beneficially owned by Mr. Chen, provided continuous financial support to the Company. As of December 31, 2012, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $4,222,732 and $170,589, respectively. As of September 30, 2013, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $6,206,099 and $200,402, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2013, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as follows:

	September 30, 2013	December 31, 2012
	(Unaudited)
Total assets	$113,804	$123,052

Total liabilities	$2,903,449	$2,682,517

	Nine months ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues	$265,415	$6,908

Net loss	$262,010	$215,261

All of our current revenue is generated in PRC currency Renminbi (“RMB”). Any future restrictions on currency exchanges may limit our ability to use net revenues generated in RMB to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

Foreign currency exchange regulation in China is primarily governed by the following rules:

•	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;
•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of operations and comprehensive loss and amounted to $499,135 as of September 30, 2013, and $358,075 as of December 31, 2012. The balance sheet amounts with the exception of equity at September 30, 2013 were translated at 6.1514 RMB to $1.00 USD as compared to 6.3161 RMB at December 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the Nine months ended September 30, 2013 and 2012 were 6.2215 RMB and 6.3275 RMB, respectively. The average translation rates applied to income statement accounts for the three months ended September 30, 2013 and 2012 were 6.1695 RMB and 6.3313 RMB, respectively.

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended September 30, 2013 and there were no transfers between level 1, level 2 or level 3 measurements for the nine months ended September 30, 2013.

As of September 30, 2013, none of the Company’s nonfinancial assets or liabilities was measured at fair value on a nonrecurring basis.

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

Revenue Recognition

The Company currently provides online game services in the PRC and recognizes revenue in accordance to the criteria of ASC subtopic 985 (“ASC 985”), Revenue Recognition when persuasive evidence of an arrangement exists, the service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Online game revenues include MMORPG operations and Co-operation of web browser game revenues.

MMORPG operations

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

Co-operation of web browser game

The Company established an online distribution platform www.1799.com to operate third-party web browser games. The focus of the platform is to provide diversification and make available a wide variety of games to a large and diverse spectrum of users and be a credit to the Company’s user database. On the other hand, as the operator, the Company signed distribution agreements with third-party developers to offer games to users on its platform. Although the Company is the party that signs user agreements and is responsible for its users’ experience, its remaining obligation is deemed to be inconsequential and perfunctory after the end users recharge to exchange the game coins of these web browser games. Besides, the third-party developers are obliged to provide on-going services to users, so a proportion of the full revenue received from end users is recorded as revenue according to the distribution agreements.

Cost of Revenue

Cost of revenue consists primarily of service fee, depreciation, salary and social insurance and other expenses incurred by the Company and are recorded on an accrual basis.

Costs incurred for maintenance after the online games are available for marketing are expensed when incurred and are included in product cost of revenues.

Cost of revenue also includes business tax and surcharges with 5.60% tax rate. Business tax and surcharges for the three months ended September 30, 2013 and 2012 were $5,557 and $387, respectively. Business tax and surcharges for the nine months ended September 30, 2013 and 2012 were $20,714 and $387, respectively.

Research and Development Expenses

For software development costs, including online games, to be sold or marketed to customers, the Company expenses software development costs incurred prior to reaching technological feasibility. Once a software product has reached technological feasibility, all subsequent software costs for that product are capitalized until that product is released for marketing. After an online game is released, the capitalized product development costs are amortized over the estimated product life. To date, the Company has essentially completed its software development concurrently with the establishment of technological feasibility. As of September 30, 2013, no costs have been capitalized.

Research and development expenses consist primarily of outsourced research and development expenses, payroll, depreciation charge and other overhead expenses for the development of the Company’s proprietary games, and are recorded on an accrual basis.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salary, advertising and promotion fee, and other expense incurred by the Company’s sales and marketing personnel. Sales and marketing expenses are recorded on an accrual basis. Sales and marketing expenses for the three months ended September 30, 2013 and 2012 were $142,433 and $247,770, respectively. Sales and marketing expenses for the nine months ended September 30, 2013 and 2012 were $374,364 and $270,800, respectively.

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

The following is a reconciliation of the basic and diluted loss per share computations for the three months ended September 30, 2013 and 2012:

	2013	2012
	(Unaudited)	(Unaudited)
Net loss for basic and diluted loss per share	$(512,570)	$(1,442,425)

Weighted average shares used in basic and diluted computation	69,875,000	69,875,000
Loss per share:
Basic and diluted	$(0.007)	$(0.021)

The following is a reconciliation of the basic and diluted loss per share computations for the nine months ended September 30, 2013 and 2012:

	2013	2012
	(Unaudited)	(Unaudited)
Net loss for basic and diluted loss per share	$(2,341,229)	$(3,843,403)

Weighted average shares used in basic and diluted computation	69,875,000	69,875,000
Loss per share:
Basic and diluted	$(0.034)	$(0.055)

6. PREPAID EXPENSES

Prepaid expenses of $26,051 and $4,751 as of September 30, 2013 and December 31, 2012 consisted of prepaid rent for the office and prepayment of printer’s service fee.

7. OTHER RECEIVABLES

Other receivables of $54,698 and $10,592 as of September 30, 2013 and December 31, 2012 consisted of cash advances given to certain employees for use during business operations and are recognized as general and administration expenses when expenses are incurred. It also included certain rental deposit of $8,118.

8. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2013	December 31, 2012
	(Unaudited)

Computer equipment	$458,885	$670,268
Furniture and fixtures	39,548	221,666
Leasehold improvement	91,139	216,373
	589,572	1,108,307
Less: Accumulated depreciation	(370,168)	(551,423)
Property and equipment, net	$219,404	$556,884

Depreciation expenses for the three months ended September 30, 2013 and 2012 were $36,337 and $55,293, respectively. Depreciation expenses for the nine months ended September 30, 2013 and 2012 were $165,718 and $160,527, respectively.

9. LONG TERM INVESTMENT

On July 18, 2011, Santaro HK and a non-related company, New Select Group Limited (BVI), established a legal entity named Outlets Internet Sale Limited. Each party holds a 50% interest in Outlets Internet Sale Limited that was formed for the purpose of the development of an online outlet business. Management has classified the investment as a joint venture and will account for the investment under the equity-method of accounting since each investor may participate, directly or indirectly, in the overall management of the joint venture and has joint control in accordance with the provisions of Accounting Standards Codification (ASC) 323 “Investments - Equity Method and Joint Ventures”. There was no activity during the nine months ended September 30, 2013.

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

11. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
Other payables	$469,598	$447,147
Accrued salaries	93,717	20,829

Total	$563,315	$467,976

Other payable of $469,598 as of September 30, 2013 consisted mainly of the interest-free loan of $243,847 from a third party named Ningbo Jufeng Textile Co., Ltd, to the Company. Other payable of $447,147 as of December 31, 2012 consisted mainly of the interest-free loan of $237,488 from Ningbo Jufeng Textile Co., Ltd. The loan is unsecured, payable on demand and is outstanding.

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

Hong Kong
Santaro Investments, Ltd. (“Santaro HK”), was incorporated in Hong Kong on January 27, 2010. Santaro HK did not earn any income that was derived in Hong Kong for the nine months ended September 30, 2013 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

Deferred Tax Assets
In assessing the realization of deferred tax assets, the Company considers projected future taxable income and tax planning strategies in making its assessment, as of September 30, 2013 and December 31, 2012, for PRC income tax purposes.

Ningbo Sntaro had deferred tax assets of approximately $2,187,404 and $1,666,526 as of September 30, 2013 and December 31, 2012, which consisted of a tax loss carry-forward of $8,709,120 and $6,630,454, respectively. Ningbo Sntaro had no other temporary differences as of September 30, 2013 and December 31, 2012. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of September 30, 2013 and December 31, 2012. The deferred tax assets begin to expire in 2016.

Beijing Sntaro had deferred tax assets of approximately $1,925,273 and $2,006,076 as of September 30, 2013 and December 31, 2012, which consisted of a tax loss carry-forward of $7,809,148 and $8,133,000, respectively. Beijing Sntaro had no other temporary differences as of September 30, 2013 and December 31, 2012. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of September 30, 2013 and December 31, 2012. The deferred tax assets began to expire in 2012. The deferred tax assets of approximately $153,216 expired in 2013, which consisted of a total tax loss of $612,863 in years 2006 and 2007.

As of September 30, 2013 and December 31, 2012, aggregated valuation allowances of $4,112,677 and $3,672,602 were provided since management determines it is more likely than not that all deferred tax asset could not be recognized. As a result of the 100% reserve of the deferred tax assets, the effective tax rate differs from the statutory tax rate.

13. EMPLOYEE BENEFITS

The full-time employees of the Company and its subsidiary that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, unemployment insurance and pension benefits. The Company is required to accrue for these benefits based on percentages of 10%, 1% and 12% of the local employees’ average salaries in accordance with the relevant regulations, and to conduct contributions to the state-sponsored medical plans, unemployment insurance and pension benefits. For the three months ended September 30, 2013 and 2012, total amounts expensed for such employee benefits amounted to $24,309 and $70,612, respectively. For the nine months ended September 30, 2013 and 2012, total amounts expensed for such employee benefits amounted to $121,080 and $183,543, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

14. RELATED PARTY TRANSACTIONS AND BALANCES

The Company is in a development stage and only has an insignificant amount of revenue to date during the period from its inception (August 9, 2006) to September 30, 2013. CixiYide is a company 100% beneficially owned by Mr. Zhilian Chen, the Company’s Chairman and major stockholder. CixiYide provides continuous financial support for Beijing Sntaro’s business and operation. By the end of 2012, CixiYide had provided loans to Beijing Sntaro in the aggregate amount of $2,534,982. Due to changes in currency exchange rates, the total amount due to CixiYide is $2,602,855 as of September 30, 2013. During the nine months ended September 30, 2013, Mr. Zhilian Chen provided a loan in the amount of $3,251 to Beijing Sntaro. The total amount due to Mr. Zhilian Chen from Beijing Sntaro was $3,251 as of September, 2013.

Santaro HK entered into a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered paid-in-capital in accordance with Chinese legal requirements. Santaro HK received the loan in September 2010. As of September 30, 2013, the balance of the loan was $150,007.

By the end of 2012, Mr. Zhilian Chen had provided loans in the amount of $20,582 to Ningbo Sntaro. During the nine months ended September 30, 2013, Mr. Zhilian Chen made an additional loan of $26,561 to Ningbo Sntaro. The total amount due to Mr. Zhilian Chen from Ningbo Sntaro was $47,143 as of September 30, 2013. By the end of 2012, CixiYide had provided loans in the amount of $1,687,750 to Ningbo Sntaro. During the nine months ended September 30, 2013, CixiYide made an additional loan in the amount of $1,915,495 to Ningbo Sntaro. The total amount due to CixiYide from Ningbo Sntaro was $3,603,245 as of September 30, 2013.

As of September 30, 2013, the total balance of loans due to CixiYide and Mr. Zhilian Chen from the Company was $6,406,501. The loans are unsecured and interest free, payable on demand, and are outstanding.

During the year ended December 31, 2012, Mr. Mingyang Li, the Company’s CEO, provided a loan in the amount of $16,545 to Beijing Sntaro and a loan in the amount of $16,534 to Ningbo Sntaro. These loans increased by $93,759 to Beijing Sntaro and decreased by $1,264 to Ningbo Sntaro during the nine months ended September 30, 2013, respectively. As of September 30, 2013, the total balance of loans due to Mr. Mingyang Li from the Company was $125,574. The loans are unsecured and interest free, payable on demand, and are outstanding.

During the nine months ended September 30, 2013, Beijing Sntaro provided a loan in the amount of $26,180 to Shanghai Shangyi network technology co., LTD, which is a company 70% owned by Mr. Zhilian Chen’s daughter. The total amount due from Shanghai Shangyi network technology co., LTD was $26,180 as of September 30, 2013.

15. LEASE COMMITMENTS

The Company has entered into operating lease arrangements mainly relating to its office premises which will end on July 5, 2016.

Future minimum lease payments for non-cancelable operating leases as of September 30, 2013 are as follows:

Rental
Fiscal Year	Commitments

2014	$74,400
2015	74,400
2016	37,201

Total	$186,001

Total rental expenses are $250,424 and $428,600 for the nine months ended September 30, 2013 and 2012, respectively; and $18,546 and $138,125 for the three months ended September 30, 2013 and 2012, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDISITON AND RESULTS OF OPERATIONS

Forward-looking statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”), contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated believed, estimated, expected, intended, or planned.

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

Business Overview

The Company primarily designs, develops and operates 3D online games, including web-based Massive Multiplayer Online Role-Playing Games (MMORPGs). Although our first MMORPG, 108 Warriors was launched in the third quarter of 2012, the Company only has generated an insignificant amount of revenue related to this game during the period from August 9, 2006, its inception, through September 30, 2013. The online game, 108 Warriors, was still in a small-scope of public beta and we need a mass of material resources and manpower to further optimize the game’s functionalities and promote the game to all the market. Due to the lack of funding, we decided to temporarily change our core products from MMORPGs to co-operation of web browser games to support the general operating costs from the second quarter of 2013.

The Company established an online distribution platform www.1799.com to operate third-party web browser games. The focus of the platform is to provide diversification and make available a wide variety of games to a large and diverse spectrum of users and be a credit to the Company’s user database. On the other hand, as the operator, the Company signed distribution agreements with third-party developers to offer games to users on its platform. Since the technique requirement of web browser games is lower than the “MMORPG”, the Company reduced a significant number of technicians to save labor cost and improve operational ability.

Online game market is a rapidly changing market and the trend of online games now is pretty much different from what it was when the 108 Warriors was initially developed. The Company is now integrating all the resources and will still put most of its efforts in developing, updating and optimizing the 108 Warriors.

Accounting Policy of Revenue Recognition

The Company currently provides online game services in the PRC and recognizes revenue in accordance to the criteria of ASC subtopic 985 (“ASC 985”), Revenue Recognition when persuasive evidence of an arrangement exists, the service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Online game revenues include our MMORPG operations and Co-operation of web browser games revenues.

MMORPG operations

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

Co-operation of web browser games

The Company established an online distribution platform www.1799.com to operate third-party web browser games. The focus of the platform is to provide diversification and make available a wide variety of games to a large and diverse spectrum of users and be a credit to the Company’s user database. On the other hand, as the operator, the Company signed distribution agreements with third-party developers to offer the games to users on its platform. Although the Company is the party that signs the user agreement with its users and is responsible for its users’ experience on its Websites or platforms, its remaining obligation is deemed to be inconsequential and perfunctory after the end users recharge to exchange the game coins of these web browser games. Besides, the third party developers obliged to provide on-going services to users, so a proportion of the full revenue received from end users is recorded as revenue according to the distribution agreements.

Results of Operations

Because the Company is in the development stage, our operations have been limited to developing our products. As a result, the Company only has generated an insignificant amount of revenue during the period from August 9, 2006, its inception, through September 30, 2013. The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Nine months ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue	$265,415	$6,908
Cost of revenue	914,728	176,736
Gross loss	(649,313)	(169,828)

Operating expenses
Research and development expenses	394,139	2,322,440
Sales and marketing expenses	374,364	270,800
General and administrative expenses	791,644	1,083,744
Total operating expenses	1,560,147	3,676,984

Loss from operations	(2,209,460)	(3,846,812)

Non-operating (income) expenses	131,769	(3,409)

Net loss	$(2,341,229)	$(3,843,403)

	Three months ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue	$69,436	$6,908
Cost of revenue	150,078	176,736
Gross loss	(80,642)	(169,828)

Operating expenses
Research and development expenses	27,884	800,787
Sales and marketing expenses	142,433	247,770
General and administrative expenses	291,124	223,815
Total operating expenses	461,441	1,272,372

Loss from operations	(542,083)	(1,442,200)

Non-operating (income) expenses	(29,513)	225

Net loss	$(512,570)	$(1,442,425)

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue

For the nine months ended September 30, 2013, revenues were $265,415, representing an increase of $258,507, compared to $6,908 for the corresponding period in 2012. The increase in net revenues was primarily due to the revenue contribution from co-operation of web browser games, with an amount of $214,103. The Company also generated minor revenue from 108 Warriors, a Massive Multiplayer Online Role Playing Game (“MMORPG”) launched in the third quarter of 2012, with an amount of $51,312, during the nine months ended September 30, 2013.

Cost of revenue

For the nine months ended September 30, 2013, cost of revenues were $914,728, representing an increase of $737,992, compared to $176,736 for the corresponding period in 2012. The increase in cost of revenues from online games was primarily due to the cost from 108 Warriors.

Gross loss

As a result of the foregoing, our gross loss for the nine months ended September 30, 2013 was $649,313 from $169,828 in the same period of 2012. The reason for the negative gross profit was due to the new game 108 Warriors. Because the game was in introduction stage, the Company needed to spend more costs to launch and operate this new game. These costs were primary composed by salaries of operation staffs, depreciation of the operation equipment, and server hosting fees.

Research and Development (R&D) expenses

R&D expenses primarily consist of rent expenses, depreciation, property management fee and water & electricity for R&D activities. For the nine months ended September 30, 2013, R&D expenses were $394,139, representing a decrease of $1,928,301 or 83.03%, compared to $2,322,440 for the corresponding period in 2012. The decrease was primarily because R&D employee salary decreased by $1,314,618, and social assurance decreased by $90,484 compared to the corresponding period of 2012, which was due to the Company reclassified the salaries of designers and programmers engaged for the game of 108 Warriors from R&D expense to cost of revenues, since this game was launched in the third quarter of 2012. Besides, the Company changed part of “MMORPG” to co-operation of web browser games to better meet customers’ demand and to improve operational ability, and fewer designers and programmers needed on the R&D of co-operation of web browser games, so the Company terminated several junior technicians to save labor cost and improve operational ability. Rent expenses decreased by $199,542 due to the relocation and size-reducing of the Company’s main office in Beijing during the third quarter of 2013, service fee decreased by $178,826 and testing fee decreased by $58,702 compared to the corresponding period of 2012. Other variances include business entertainment, communication fee, depreciation, amortization, etc., representing an accumulated decrease of about $86,129.

Sales and marketing expenses

Sales and marketing expenses mainly represented selling employee salaries and advertising & promotion fees. For the nine months ended September 30, 2013, selling expenses were $374,364, representing an increase of $103,564 or 38.24% compared to $270,800 for the corresponding period in 2012. The increase was mainly due to increases in selling employee salaries, which increased by $43,631 due to the launch of 108 Warriors, and for the same reason, advertising & promotion fee was also increased by $61,624. Other miscellaneous fees decreased by $1,691.

General and administrative expenses

General and administrative expenses consisted primarily of professional services fees, G&A employee salaries, social insurance and depreciation. For the nine months ended September 30, 2013, total general and administrative expenses were $791,644, representing a decrease of $292,100 or approximately 26.95% as compared to $1,083,744 for the corresponding period in 2012. The decrease was due to a reduction in G&A employee salaries of $195,119 and in social insurance of $26,702, in professional service fee of $23,246, in welfare expenses of $13,944, in membership expenses of $9,494 and in business entertainment of $12,982, compared to the same period in 2012, respectively. The decrease of $195,119 in G&A employee salaries was mainly because the Company reclassified the salaries of sales staff for 108 Warriors to sales and marketing expenses, which was recorded in G&A expenses in the corresponding period of 2012 since no game launched before the third quarter of 2012, and also reduced the number of sales staff significantly in the third quarter of 2013 due to duplicated positions and less work required for operating the game as opposed to developing. And for the same reason, social insurance and welfare expenses decreased accordingly. Other variances include expenses occurred for communication fees, travelling expenses, etc., representing an accumulated decrease of $10,613.

Net loss

For the nine months ended September 30, 2013, net loss decreased to $2,341,229 from $3,843,403 for the corresponding period in 2012. The decrease in net loss was primarily due to decreases in R&D expenses and G&A expenses and also increases in revenue.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue

For the three months ended September 30, 2013, revenues were $69,436, representing an increase of $62,528, compared to $6,908 for the corresponding period in 2012. The increase in net revenues was primarily due to the revenue contribution from co-operation of web browser games, with an amount of $63,106. The Company also generated minor revenue from 108 Warriors, a Massive Multiplayer Online Role Playing Game (“MMORPG”) launched in the third quarter of 2012, with an amount of $6,330 during the three months ended September 30, 2013.

Cost of revenue

For the three months ended September 30, 2013, cost of revenues were $150,078, representing an decrease of $26,658, compared to $176,736 for the corresponding period in 2012. The decrease in cost of revenues from online games was primarily because that the Company reduced the number of staff engaged for the game of 108 Warriors during the third quarter of 2013.

Gross loss

As a result of the foregoing, our gross loss for the three months ended September 30, 2013 was $80,642 from $169,828 in the same period of 2012. The decrease in gross loss was primarily due to decrease in cost of revenues and increase in revenue. The reason for the negative gross profit was due to the lack of revenues from the Company’s main product 108 Warriors. Although the cost of revenues were decreased by reducing number of staff, a minimum cost for operating the Company was still required and such cost was not covered by the revenue generated from the Company’s main product.

Research and Development (R&D) expenses

R&D expenses primarily consist of depreciation, property management fee and water & electricity for R&D activities. For the three months ended September 30, 2013, R&D expenses were $27,884, representing a decrease of $772,903 or 96.52%, compared to $800,787 for the corresponding period in 2012. The decrease was primarily because R&D employee salary decreased by $407,745, and social assurance decreased by $26,922 compared to the corresponding period of 2012, which was due to the Company reclassified the salaries of designers and programmers engaged for the game of 108 Warriors from R&D expense to cost of revenues, since this game was launched in the third quarter of 2012. Besides, the Company changed part of “MMORPG” to co-operation of web browser games to better meet customers’ demand and to improve operational ability, and fewer designers and programmers needed on the R&D of web browser games, so the Company terminated several junior technicians to save labor cost to improve operational ability. Service fee decreased by $112,731 and rent expenses decreased by $136,075 compared to the corresponding period of 2012. Other variances include business entertainment, communication fee, testing fee, depreciation, amortization, property management fee etc., representing an accumulated decrease of about $89,430.

Sales and marketing expenses

Sales and marketing expenses mainly represented selling employee salaries and advertising & promotion fees. For the three months ended September 30, 2013, selling expenses were $142,433, representing a decrease of $105,337 or 42.51% compared to $247,770 for the corresponding period in 2012. The decrease was mainly due to decreases in selling employee salaries, which decreased by $73,598 due to reducing of selling employees of 108 Warriors, and because there were no new servers launched for 108 Warriors for the three months ended September 30, 2013, advertising & promotion fee was also decreased by $32,883. Other miscellaneous fees increased by $1,144.

General and administrative expenses

General and administrative expenses consisted primarily of professional services fees, G&A employee salaries, social insurance and depreciation. For the three months ended September 30, 2013, total general and administrative expenses were $291,124, representing an increase of $67,309 or approximately 30.07% as compared to $223,815 for the corresponding period in 2012. The increase was due to increases of G&A employee salaries by $49,461, of professional service fee by $18,452, compared to the same period in 2012, respectively. The increase of $49,461 in G&A employee salaries was mainly because the Company reduced a significant number of G&A staff in the third quarter of 2013 and paid a certain amount of employee termination indemnity to them. That caused the G&A employee salaries were increased in this quarter. Other variances include expenses occurred for business entertainments, membership expenses, communication fees, travelling expenses, etc., representing an accumulated slight decrease of $604.

Net loss

For the three months ended September 30, 2013, net loss decreased to $512,570 from $1,442,425 for the corresponding period in 2012. The decrease in net loss was primarily due to decreases in R&D expenses and sales and marketing expenses and also increases in revenue.

Liquidity and Capital Resources

For the nine months ended September 30, 2013 and 2012, we met our working capital requirement mainly by using cash flows from related parties. We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows supported by related parties, will be sufficient to meet our working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.

Since we initiated our business operations, we have been funded primarily by related parties. During the past two years, Mr. Zhilian Chen, our Chairman, and CixiYide Auto Co., Ltd. (“CixiYide”), a company 100% beneficially owned by Mr. Chen, provided continuous financial support to the Company. As of December 31, 2012, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $4,222,732 and $170,589, respectively. As of September 30, 2013, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $ 6,206,099 and $ 200,402, respectively.

Going Concern and Liquidity

The accompanying financial statements are presented on a going concern basis. The Company is in the development stage and only generated an insignificant amount of revenue during the period from its inception (August 9, 2006) to September 30, 2013. The Company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. The Company has an accumulated deficit of $16,969,683 and $14,628,454 as of September 30, 2013 and December 31, 2012, respectively. During the past two years, Mr. Zhilian Chen, our Chairman, and CixiYide Auto Co., Ltd. (“CixiYide”), a company 100% beneficially owned by Mr. Chen, provided continuous financial support to the Company. As of December 31, 2012, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $4,222,732 and $170,589, respectively. As of September 30, 2013, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $6,206,099 and $200,402, respectively. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

	Nine months ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(1,981,980)	$(3,503,677)
Net cash provided by (used in) investing activities	6,992	(155,635)
Net cash provided by financing activities	1,968,740	1,649,941
Effect of foreign currency exchange rate changes on cash and cash equivalents	(34,375)	11,101
Net decrease in cash and cash equivalents	$(40,623)	$(1,998,270)

Net cash used in operating activities: The Company had insignificant amount of revenue from its inception in 2006 to September 30, 2013. Our net cash used in operating activities decreased by $1,521,697 in the nine months ended September 30, 2013 compared to that in the nine months ended September 30, 2012, representing a decrease of 43.43%. Most operating cash flows are the result of cash-paid expenditure during operation. The decrease of net cash used in operating activities was due to decreases in salary expenses and rent expenses. In order to better meet customer demand and to improve operational ability, the Company changed part of “MMORPG” to co-operation of web browser games. Since the technique requirement of co-operation of web browser games is lower than the “MMORPG”, the Company fired several junior technicians to save labor cost and improve operational ability. Rent expenses decreased due to the relocation and size-reducing of the Company’s main office in Beijing during the third quarter of 2013.

Net cash provided by (used in) investing activities: Our investing activities cash flow changed from net cash used in investing activities of $155,635 to net cash flow provided by investing activities of $6,992 in the nine months ended September 30, 2013 compared to the corresponding period of 2012. The change in net investing cash flow was mainly due to the result of a decrease in the purchasing of new equipment in an amount of $117,870, the decrease in intangibles in an amount of $8,029, and the cash received from disposal of fixed assets in the amount of $36,728 during the nine months ended September 30, 2013.

Net cash provided by financing activities: Our cash provided by financing activities increased from $1,649,941 for the nine months ended September 30, 2012 to $1,968,740 for the corresponding period of 2013, representing an increase of 19.32% which was due to an additional loan provided by CixiYide. The current financed capital could not support current operation and product development. Through September 30, 2013, CixiYide has been continuously providing financial support.

Working capital

We have working capital deficit of $7,065,417 as of September 30, 2013, compared with working capital deficit of $4,927,588 as of December 31, 2012, representing an increase of deficit of 43.38%. The change in working capital is due to the development stage of the Company’s games. Because the Company’s games only produced insignificant amount of revenue, the Company had to obtain loans to support daily operations. As of September 30, 2013, the Company accumulatively obtained loans in the amount of $6,406,501 from CixiYide and Mr. Zhilian Chen. On December 5, 2011, Mr. Zhilian Chen converted parts of the loan provided by CixiYide to Beijing Sntaro, i.e., $4,626,818 (RMB 29,260,000), into the registered capital of Beijing Sntaro by the way of subscribing for the increased capital of Beijing Sntaro and then let Beijing Sntaro pay back the increased capital to CixiYide. The Company also received proceeds in the aggregate of $4.75 million upon the issuance of 2.375 million shares of common stock and warrants to purchase up to 1,187,500 shares of our common stock in 2011.

Description of Property

The Company’s property and equipment consists of computer equipment, leasehold improvements, and furniture. The net book value of the Company’s property and equipment was $219,404 as of September 30, 2013.

Employees

The Company currently employs approximately 12 designers and programmers. The majority of employees have three to five years’ experience in the online games industry.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 301(c) of Regulation S-K (§ 229.301(c)), the Company is not required to provide the information required by this Item as the Company is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Santaro Interactive Entertainment Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Unaudited Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

November 19, 2013	By:	/s/ Mingyang Li
	Name:	Mingyang Li
	Title:	Chief Executive Officer & Chief Financial Officer