Form 10-K
period 2013-12-31
Santaro Interactive Entertainment Co
filed 2014-03-28
CIK 1487347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-165751

SANTARO INTERACTIVE ENTERTAINMENT COMPANY
(Exact name of registrant as specified in its charter)

Nevada	27-1571493
(State or other jurisdiction of incorporation or organization)	(IRS. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,774,742 based on the closing price of such shares on June 28, 2013.

As of March 20, 2014, there are 69,875,000 shares of common stock outstanding.

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

ITEM 1. BUSINESS

ORGANIZATIONAL HISTORY

We were incorporated in the State of Nevada on December 30, 2009. We maintain our statutory registered agent's office at EastBiz.com, Inc., 5348 Vegas Drive, Las Vegas, NV 89108, and our business office is located at Taihe Wenhua Plaza B-410, 1A Chenjialin Balizhuang, Chaoyang District Beijing, People’s Republic of China. We have not been subject to any bankruptcy, receivership, or similar proceeding, or any material reclassification or consolidation.

On October 12, 2010, Santaro Interactive Entertainment Company (OTCBB: STIE.OB) (“STIE”) completed the acquisition of 100% of the issued and outstanding capital stock of Santaro Holdings, Ltd. (“SHL”), a limited liability company organized under the laws of British Virgin Islands on December 2, 2009, in exchange for Fifty Five Million Six Hundred Seventy Thousand (55,670,000) shares of STIE. As a result of the acquisition, SHL became our wholly owned subsidiary. As shown in the chart below, SHL’s wholly-owned subsidiary, Santaro Investments, Ltd, a Hong Kong corporation, was incorporated on January 27, 2010. Santaro Investments, Ltd’s wholly-owned subsidiary, Ningbo Sntaro Network Technology Co., Ltd., a wholly foreign owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC”), was incorporated on July 13, 2010. Ningbo Sntaro Network Technology Co., Ltd. exercises contractual control over Beijing Sntaro Technology Co., Ltd. (the “Beijing Sntaro”), an operating company organized under the laws of the PRC, which is principally engaged in the development and operation of online games. A detailed discussion regarding the contractual arrangement may be found below under the caption “VIE Structure”. Beijing Sntaro owned a 100% equity interest in Beijing Sntaro Freeland Network Co., Ltd, a company organized under the laws of the PRC, until December 31, 2012, when it transferred such interest to an unrelated third party. As a result of the transfer, FL Network ceased to be our subsidiary starting on December 31, 2012.

On July 18, 2011, Santaro Investments, Ltd established Outlets Internet Sale Limited jointly with New Select Group Limited, an unrelated company incorporated in BVI, each holding a 50% of the equity interest. The primary objective of the joint venture is to further extend and develop our online sales in the PRC.

ORGANIZATIONAL STRUCTURE

VIE Structure

Regulations of the People’s Republic of China (“PRC”) prohibit direct foreign ownership of business entities providing internet content, or ICP, services in the PRC such as the businesses providing online games. In September 2010, a series of contractual arrangements were entered into between Ningbo Sntaro and Beijing Sntaro, and its individual owners. These arrangements were renewed in December 5, 2011 due to the change in the paid-in capital of Beijing Sntaro. Pursuant to the agreements, Ningbo Sntaro provides exclusive technical consulting and management services to Beijing Sntaro. A summary of the major terms of the agreements are as follows:

(1)	Ningbo Sntaro has a decisive right to determine the amount of the fees it will receive and it intends to transfer substantially all of the economic benefits of Beijing Sntaro to Ningbo Sntaro;

(2)	The equity owners of Beijing Sntaro irrevocably granted Ningbo Sntaro the right to make all operating and business decisions for Beijing Sntaro on behalf of the equity owners;

(3)	All equity owned by the three equity owners of Beijing Sntaro shall be pledged to Ningbo Sntaro as collateral against the service fee payable to Ningbo Sntaro; and

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

BUSINESS OVERVIEW

Santaro Interactive Entertainment Company is a company that primarily designs, develops and operates web-based Massive Multiplayer Online Role-Playing Games (MMORPGs), mobile games, browser game platforms, as well as related products and services. We launched our first MMORPG, the 108 Warriors, and a browser game platform, www.1799.com, in August 2012 and November 2012, respectively. Since late 2013 the Company has been seeking new business models to market its MMORPG games while cutting operational overhead. The Company intends to utilize a franchise model in which the Company, as the proprietary owner of its games, exclusively franchises a third-party company to operate and bear overall operating game costs. The Company, as the franchisor, will be entitled to a certain portion of revenue generated by the game as franchisee fee. As part of franchise model, the Company is required to maintain and upgrade its games to a level to satisfy the end users.

In its transition to the franchise model, the Company significantly reduced its workforce, and eliminated certain projects, such as the Company’s E-commerce platform, UU World, Three-Kingdom Online, Heroes of Sango and the Company ceased the promotion of 108 warriors. However, the company has continued utilizing its specialized design capabilities for game art design projects for third party gaming companies. Additionally, the Company signed distribution agreements with third-party developers to offer games to users on its platform.

MMORPGs

Santaro continues to employ a development team with strong Research and Development (R&D) expertise and experience in the online gaming industry in China and Korea. Since our establishment, we have invested heavily in developing proprietary SOUL Game Engine and Coral Game Engine for new MMORPG development.

The 108 Warriors

In August 2012 Santaro launched its first MMORPG, the108 Warriors. While the 108 Warriors has previously been operated directly by Santaro with over 200,000 registered users since development of the game, the Company has ceased direct operation of the 108 Warriors, and the game is now part of the Company’s franchise model described above.

The 108 Warriors, is a Chinese martial arts online game based on traditional Chinese culture and inspired by ancient martial arts techniques. The game involves the twelve animals of the Chinese Zodiac, with masks from the Beijing Opera used to identify various characters. Players will be able to purchase different identities and the themes used are linked to the tribes of Chinese minority groups.

108 Warriors tells stories of a group of heroes who stand for different classes of people daring to struggle against the corrupt and unjust royal court and then rise up at the end of Northern Song Dynasty. It is a realistic martial-art game based on one of the Four Chinese Classical Masterpieces, Outlaws of the Marsh.

108 Warriors won the Golden Plume Award in 2012 for “Best Originality Online Game” after the release of the 3.1.6 version in August 2012. The Golden Plume Award is considered by many to be the most important award in the online gaming industry in China. The award is voted on by more than 50 million gamers across China and is notorious for providing the best representation of gamers in Chinese gaming industry.

Browser Games Platform

In November of 2012, the Company established a web browser game platform, which was later branded as www.1799.com (the “1799 platform”). The 1799 platform was designed to provide a single platform to access a wide variety of games that appeal to a large and diverse spectrum of users. The platform co-distributes and operates third party web games, while also providing a platform for Santaro’s self-developed browser games. The platform distributes MMORPGs, simulation games, board games, puzzle games and social games.

The platform will continuously increase its web game portfolio by signing more deals with more developers in order to increase its user database. The platform currently operates the below games:

Warlord Flame
Developer: Guangzhou Xianhai Network Technology Co., Ltd.
Game Type: MMORPG
Company entitled revenue share: 70%
Description: Warlord Flame is a real-time strategy web game focusing PvP plays. The game is integrated with advanced micro client technology which will allow user to download the game within seconds. It also has many unique game plays, other functionalities as well as different dungeons which have made a wide range of game scenes, interactive plays and battle field features available to a web-based game. Its highly detailed graphics and story-based dungeons made the game even more real than ever and brought a beautiful fantasy world to the users.

Dragon Warrior 2
Developer: Guangzhou 9yu Network technology Co., Ltd.
Game Type: MMORPG
Company entitled revenue share: 65% if monthly revenue less than RMB1,000,000 or 70% if over
Description: Dragon Warrior 2 is based on the Three Kingdom storyline and was the successor of the original version the Dragon Warrior. The game has been integrated with unique armor system, embattle plays, grouping plays, 10 thousand user battle field and other exciting features which will let the user to better experience the survival rule of the kingdom era.

Kingory 2
Developer: Hangzhou Joyport Technology Co., Ltd.
Game Type: Strategy
Company entitled revenue share: 65%
Description: Kingory 2 is a strategy game set in the period of the Three Kingdoms. It presents an elegant graphical interface, immersing the player into the game world. It is rich in content, offering traditional strategy game features such as building up your town, researching new technologies, recruiting troops, trading, and forging alliances, as well as others such as overseeing your citizens’ happiness, tax rates, generals, battle strategies, weather conditions, events, and more!

Gong Cheng Lue Di
Developer: Shanghai Game Reign Network Technology Co., Ltd.
Game Type: SLG
Company entitled revenue share: 65% if monthly revenue less than RMB50,000 or 70% if over
Description: Gong Cheng Lue Di is a SLG that focusing on battle field feature. The game was developed by the same developing team who developed Ao Shi Tian Di. It has 36 high definition maps that can restore the battle field map of the Three Kingdoms and it also includes 300 cities which made the game the first ever full view real time battle field game.

Wu Dou Qian Kun
Developer: Beijing 9797wan Network Technology Co., Ltd.
Game Type: MMORPG
Company entitled revenue share: 65% if monthly revenue less than RMB100,000 or 70% if over
Description: Wu Dou Qian Kun is a cartoon style fantasy martial art web game. It’s based on a fantasy story line and incorporated with dynasty, fraction and martial art elements. The game’s game world is full of fantasy. The game plot is pretty mature and the graphic design of the game is pretty much diverse.

Swooned Journey to the West
Developer: Guangzhou Jieyou Software Co., Ltd.
Game Type: MMORPG
Company entitled revenue share: 60% if monthly revenue less than RMB1,000,000, 65% if over
Description: Swooned Journey to the West was launched on November 23, 2012. The game’s storyline is based on one of the four masterpieces of Chinese ancient literature, Journey to the West. The game is integrated with multiple elements, including adventure, role-playing, etc. The featured graphic design and visual effects make it a fun playing game.

Fan RenXiu Zhen 2
Developer: Guangzhou Feiyin Information Technology Co., Ltd.
Game Type: MMORPG
Company entitled revenue share: 60% if monthly revenue less than RMB300,000 or 65% if over
Description: The game includes cultivation, pet keeping, quest, escorting, dungeons and 10-thousand user battle field features. The game has 3 different fractions that the user will choose to join when starting the game and each fraction competes with the others.

Blood King Someday
Developer: Beijing Babeltime Technology Co., Ltd.
Game Type: MMORPG
Company entitled revenue share: 65% if monthly revenue less than RMB1,000,000 or 70% if over
Description: The game was rewritten from the blockbuster cartoon One Piece and it is a classic fighting RPG. The game has unique Japanese comics designs that reproduced the characters, pets as well as professions that are originally written in the comics.

New Fantasy City
Developer: Funcity Inc.
Game Type: MMORPG
Company entitled revenue share: 65% if monthly revenue less than RMB300,000 or 70% if over
Description: New Fantasy City was launched on November 16, 2012. The game is a cartoon- style turn-based MMORPG web browser game. It includes multiple battling systems such as group battles and Dungeons. The game has a total of 44 Bosses to compete with, and making the game a unique style in the industry.

Mobile Games

Mobile games are commonly referred to the games that are developed specifically for smart phones and other portable devices. The Company believes that, with the huge number of smart phone users increasing in China, the mobile game sector will become a significant source of revenue for the Company.

MOBILE GAMES:

Meng Jiang Lu
Meng Jiang Lu, also known as MJL is a collectible card game developed for the mobile platform in 2013. The initial testing stage of the game has been finalized on Apple’s Appstore and it’s currently in adjusting stage and expected to be tested for the second round in April 2014.

Collectible Card Games are very easy to play with and have a wide range of users, therefore its user staying rate is quite high. This type of game can successfully capture the fractional gaming habit of the users and its simple strategy plays are well accepted by the users.

The number of users for this type of games is growing rapidly and it accounts for 23.3% of all active users playing mobile games. A couple of classic CCGs are still very much popular. According to industry statistics released on the Tencent games channel, CCGs will keep going up in 2014.

According to i-Research report released by October 2013, the mobile game market in China will reach a level of RMB 9.19 billion, representing a 371.1% increase over last year. i-Research also expects that this market will keep a strong upward momentum with a 100% growth in 2014. This high growth is driven by the ever-increasing smart phone holders tending to play and pay for mobile games more frequently, and by a more maturing mobile games product chain in China as well.

The Android version of MJL will be distributed in co-distribution model and will be focusing on a few key platforms where marketing expenses will be injected accordingly, however its IOS version will be operated independently by the Company.

TECHNOLOGY

SOUL Game Engine

Santaro has developed its own proprietary game engine technology for the development of MMORPGs, namely, the SOUL Game Engine. Three Kingdoms Online and UU World have both been developed using the SOUL Game Engine and, in the future, this engine will continue to be used for the development of both MMORPGs and web games.

Content may be king, but when it comes to Internet content, keeping up with technological innovation is just as crucial. Companies are continually developing new games with the latest technological tools to attract more users and boost revenues. Without its own game engine, a company cannot understand in any depth the key drivers needed for developing an online game. This is the reason why Santaro decided to develop its own proprietary advanced online engine product, which it calls the SOUL Game Engine. Santaro’s proprietary technology will support over 40,000 simultaneous players. This is a larger concurrent user capacity than most online game companies are currently able to operate in China. Below is a brief description of the six key components of the SOUL Game Engine. These include: World Map Editor, Physical Properties Tool, Physical Effects Tool, Visual Material Tool, Artificial Intelligence Tool, and User Interface Tool.

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

Physical Properties Tool

The ultimate role of the Physical Properties Tool editor is to enable games to appear more realistic. Most backgrounds and objects in earlier 3D games look very unreal. Through the dynamic simulation techniques, the SOUL physical properties tool can set a physical collision bounding box for each model and all the objects in one scene can have the physical information of mass, center of gravity, linear and angular velocity, linear and angular momentum, etc. This tool provides players with an incredible sensation of the real physical world. The SOUL Game Engine physical properties tool enables players to experience the games as a film spectacle, with realistic effects, such as explosions, collisions between different kinds of objects, collapsed buildings, etc.

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

Scene Management System

Script System
It fully supports LUA script language.

Network Underlying Library
It contains a fast and secure network-underlying library.

User Interface Tool
It contains an easy to use User Interface (UI) Tool, which includes map tools, graphic tools and effects tool etc.

Technology Infrastructure

Santaro’s major Internet Data Centre (IDC) is located in Beijing. This center is critical to Santaro’s overall operations, as it hosts key customer information such as account verification as well as the accounting and billing system. As the center contains key data, it also has a sophisticated security system consisting of firewall, load balance devices, multi-processing and multi-core routers. In addition, when the number of concurrent users reaches 100,000, this core IDC will also play a key role for off-site disaster recovery, if needed. The facility is a major back-up center in case of force majeure events, such as earthquake and five, as well as a center managing users’ data and network traffic.

The Company has built a reliable and secure network infrastructure to fully support its operations. In order to maintain stable operation of its MMORPGs, Santaro once maintained approximately 120 servers located in Internet Data Centers (IDC) in Beijing to support its self-operation. Under the new franchise model, the franchisee, which has built up a number of IDC centers and backbone nodes to support the online games, agreed to let the Company relocate the serves in its self-owned IDCs and utilize backbone nodes for free.

OPERATIONS

Operation Plan

The Company plans to utilize a franchise model in which the Company, as the proprietary owner of its games, exclusively franchises third-party companies to operate and bear overall operating game costs. The Company, as the franchisor, will be entitled to a certain portion of revenue generated by the game as franchisee fee. As part of franchise model, the Company is required to maintain and upgrade its games to a level to satisfy the end users.

In its transition to the franchise model, the Company significantly reduced its workforce, and eliminated certain departments and projects, such as the Company’s E-commerce platform, UU World, and the Company ceased the promotion of 108 warriors. However, the Company has continued utilizing its specialized design capabilities for game art design projects for third party gaming companies. Additionally, the Company signed distribution agreements with third-party developers to offer games to users on its platform.

The Company is currently in negotiation with the Shenzhen Wangten Yuanjing network technology service co., LTD, a subsidiary of PengBoshi Group, an Internet service provider company, to finalize an exclusive agreement for the marketing and operation of The Warrior 108. The agreement is expected to be finalized and the game officially launched before the end of the Company’s second fiscal quarter of 2014.

The PengBoshi Group is an A share listed Internet service provider company (Ticker SH 600804) in China with a capitalization of 29 billion RMB. Its subsidiary, Great Wall Broadband, a top Internet service provider company in China, has an existing network covering 20.88 million homes and it currently has 3.44 million subscribers. The relationship between Santaro and PengBoshi is PengBoshi’s first ever involvement in the online game industry. Santaro management believes that PengBoshi’s choice of Santaro as their partner shows the impact Santaro has made in the game development industry.

The Company is confident that, through PengBoshi’s variant marketing strategies, the Warrior 108 will be well presented to users within PengBoshi’s large user database.

Taking into consideration the unique characteristics of battle field type of games, we will not only use conventional marketing strategies such as: online distribution, internet café chains, ground distribution and so on, but also combine the services that Peng Bosh Group is providing such as: free bandwidth comes with playing games which in another way will accumulate more users for the game.

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

Regulation of Licenses for Online Games

Online game operators are required to hold a variety of permits and licenses, which include:

ICP License

Under current Chinese laws and regulations, a commercial operator of Internet content provision services must obtain a value-added telecommunications business-operating license for Internet content provision from the appropriate telecommunications authorities in order to carry on any commercial Internet content provision operations in China. Santaro has obtained the ICP licenses.

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

ITEM 2. PROPERTIES

As of June 2013, the Company relocated to its current headquarters, located at: Taihe Wenhua Plaza B-410, 1A Chenjialin Balizhuang, Chaoyang District Beijing, People’s Republic of China, 100025. We do not own any real property. The Company’s other property and equipment consists wholly of computer equipment, leasehold improvements, and furniture. The net value of the Company’s property was $187,603 as of December 31, 2013.

ITEM 3. LEGAL PROCEEDINGS

On April 15, 2013, Jiangsu TeemSoft, Inc. (“TeemSoft”) filed suit against Ningbo Sntaro in the Suzhou Wujiang District People's Court, alleging breach of a contract entered into with the defendants in June 2012 and seeking a claim equal to the contract amount and liquidated damages totally amounting to $113,917 (RMB706,080). Court of first instance vindicated in favor of TeemSoft with a compensation of $89,994 (RMB557,803) in November, 2013. As a result, management deemed that the judgment of court of first instance was legally binding, and the Company recorded this amount in the financial statement under other expenses account. However, the Company filed a petition to Suzhou Intermediate People's Court due to its belief that judgment of first instance court incorrectly resolved issues. As of the date of the report, the lawsuit remains pending.

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

Fiscal Quarter	High Bid	Low Bid
2013
Fourth Quarter	$0.15	$0.02
Third Quarter	$0.20	$0.08
Second Quarter	$0.39	$0.35
First Quarter	$0.40	$0.31

Fiscal Quarter	High Bid	Low Bid
2012
Fourth Quarter	$2.00	$0.30
Third Quarter	$0.90	$0.16
Second Quarter	$0.80	$0.10
First Quarter	$2.39	$0.35

Holders

As of March 20, 2014, we had 315 holders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

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

Business Overview

The Company primarily designs, develops and operates 3D online games, including web-based Massive Multiplayer Online Role-Playing Games (MMORPGs). Although our first MMORPG, 108 Warriors was launched in the third quarter of 2012, the Company only has generated a limited amount of revenue related to this game during the period from August 9, 2006, its inception, through December 31, 2013. From the fourth quarter of 2013, we transitioned our development stage to operational activities. Accordingly, reporting as a development stage company is no longer required, and we are confident in the quality and market acceptability of 108 Warriors. After years of research and public beta version test, we started to invest in marketing activities and operate the 108 Warriors on our own. However, due to the lack of funding, we were forced to cease the promotion of 108 warriors, instead decided to temporarily focus on co-operation of web browser games and game art design outsource business, in which our art design department took projects from third-party game companies by virtue of our specialized design capabilities, to support the general operating costs from the second quarter of 2013. Online game market is a rapidly changing market and the trend of online games now is pretty much different from what it was when the 108 Warriors was initially developed. Despite the suspension of promotion of this game due to funding shortage, the Company is actively exploring new ways of operating this game, such as franchising out to a third-party game operation company that will bear all game promotion cost and will share with the Company a certain portion of monetary interests derived from the game. As such the Company shut down operation department and marketing department and laid off redundant R&D staff, rented a smaller office to significantly reduce the operating costs.

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

The Company has a team of professional and creative game art designers. In addition to occasional design work on the current games, the team took art design projects from other third-party game development companies that could not afford to build up a seasoned design team, or that are unable to deliver an artistic game design of high quality as required. With online games booming in China, there is a substantial need for professional art design talents. By leveraging our team’s capabilities, we intend to dig in this niche market and take as many projects as we can. We intend to build up a game art design league to include individual artists and smaller art studios to co-work on the projects once our capacity is fully utilized.

Mobile games, which mainly consist of online games released through the Apple store and Android platform, have undergone an explosive growth in 2014. As mobile games tend to take much shorter time to develop and much less research and development investment, we are in the process of developing a mobile game and intend to launch the game early in 2014.

Accounting Policy of Revenue Recognition

The Company currently provides online game services in the PRC and recognizes revenue in accordance to the criteria of ASC subtopic 605 and 985, Revenue Recognition when persuasive evidence of an arrangement exists, the service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Online game revenues include our MMORPG operations, Co-operation of web browser game, and game art design services.

MMORPG operations

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

Game art design services

The Company also receives game art design service income from third-parties in PRC by providing game art design service when available. The service fees are determined based on contract terms, which are fixed or determinable, and collectability is reasonably assured. The service revenue is recognized when substantially all material services or conditions relating the sales have been performed or satisfied.

Results of Operations

Despite the Company’s efforts to promote and operate its self-developed Warrior 108 in 2013, the Company was forced to cease to operate the game due to a lack of funding, which also dragged the Company’s business plan on cooperation of web-based games behind schedule. As a result the Company has generated a limited amount of revenue. The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Years Ended December 31,
	2013	2012

Revenue	$328,600	$27,571
Cost of revenue	966,306	693,059
Gross loss	(637,706)	(665,488)

Operating expenses
Research and development expenses	434,250	2,683,443
Sales and marketing expenses	548,544	362,145
General and administrative expenses	852,780	1,409,898
Total operating expenses	1,835,574	4,455,486

Loss from operations	(2,473,280)	(5,120,974)

Other (income) expenses, net	253,217	-
Gain on deconsolidation of subsidiary	-	(15,823)
Non-operating income	(7,280)	(7,020)

Net loss	$(2,719,217)	$(5,098,131)

Revenue

For the year ended December 31, 2013, revenues were $328,600, representing an increase of $301,029, compared to $27,571 for the corresponding period in 2012.The increase in net revenues was primarily due to the revenue contribution from co-operation of web browser games, with an amount of $257,865. The Company also generated revenue from 108 Warriors, a Massive Multiplayer Online Role Playing Game (“MMORPG”) launched in the third quarter of 2012, and art production services with an amount of $54,890 and $15,845, respectively, during the year ended December 31, 2013.

Cost of revenue

For the year ended December 31, 2013, cost of revenues were $966,306, representing an increase of $273,247, compared to $693,059 for the corresponding period in 2012.The increase in our cost of revenue was primarily attributable to an increase in business tax with an amount of $23,784 due to the increase in net revenues, salary increase of $201,660 from designers and programmers for the game 108 Warriors, which was launched in August, 2012, an increase in depreciation expenses with an amount of $29,154. Other miscellaneous fees increased by $18,649.

Gross loss

As a result of the foregoing, our gross loss for the year ended December 31, 2013 was $637,706 from $665,488 in the same period of 2012. The reason for the negative gross profit was due to the new game 108 Warriors released in the third quarter of 2012 and our web browser games’ maintenance. The Company needs to spend more costs to maintain games’ operation. These costs were primary composed by salaries of operation staffs, depreciations of the operation equipments and server hosting fees.

Research and Development (R&D) expenses

R&D expenses primarily consist of R&D employee salary, rent expenses, social assurance, depreciation, service fee, property management fee and testing fee for R&D activities. For the year ended December 31, 2013, R&D expenses were $434,250, representing a decrease of $2,249,193 or 83.82%, compared to $2,683,443 for the corresponding period in 2012. The decrease was primarily because R&D employee salary decreased by $1,419,392, and social assurance decreased by $106,478 compared to the corresponding period of 2012, which was due to the Company reclassified the salaries of designers and programmers engaged for the game of 108 Warriors from R&D expense to cost of revenues, since this game was launched in the third quarter of 2012. Besides, the Company changed part of “MMORPG” to co-operation of web browser games to better meet customers’ demand and to improve operational ability, and fewer designers and programmers were needed on the R&D of co-operation of web browser games. So the Company terminated a large number of junior technicians to save labor cost and improve operational ability, and the number of R&D department staff was substantially reduced to 22 in December, 2013 from 95 in January, 2013. Rent expenses decreased by $333,696 due to the relocation and size-reducing of the Company’s main office in Beijing during the year ended December 31, 2013, service fee decreased by $168,233 and testing fee decreased by $59,562 compared to the corresponding period of 2012. Other variances include expenses for office, business entertainment, business travelling, communication fee, water and electricity, sundries, computer accessories, etc., representing an accumulated decrease of about $161,832.

Sales and marketing expenses

Sales and marketing expenses mainly represented selling employee salaries and advertising & promotion fees. For the year ended December 31, 2013, sales and marketing expenses were $548,544, representing an increase of $186,399 or 51.47% compared to $362,145 for the corresponding period in 2012. The increase was mainly due to increases in selling employee salary, which increased by $88,088 due to the launch of 108 Warriors, and for the same reason, advertising & promotion fee was also increased by $75,176. Besides, service fee increased by $23,925 and other miscellaneous fees decreased by $790.

General and administrative expenses

General and administrative expenses primarily consist of G&A employee salary, professional service fee, social insurance and depreciation. For the year ended December 31, 2013, total general and administrative expenses were $852,780, representing a decrease of $557,118 or approximately 39.51% as compared to $1,409,898 for the corresponding period in 2012. The decrease was due to a reduction in G&A employee salaries of $293,712 and in social insurance of $26,403, in professional service fee of $183,849, in welfare expenses of $15,966, in membership expenses of $14,320 and in business entertainment of $13,025, compared to the same period in 2012, respectively. The decrease of $293,712 in G&A employee salaries was mainly because the Company reclassified the salaries of sales staff for 108 Warriors to sales and marketing expenses, which was recorded in G&A expenses in the corresponding period of 2012 since no game launched before the third quarter of 2012, and also reduced the number of sales staff significantly in 2013 due to duplicated positions and less work required for operating the game as opposed to developing. And for the same reason, social insurance and welfare expenses decreased accordingly. Other variances include expenses occurred for communication fees, travelling expenses, etc., representing an accumulated decrease of $9,843.

Net loss

For the year ended December 31, 2013, net loss decreased to $2,719,217 from $5,098,131 for the corresponding period in 2012. The decrease in net loss was primarily due to increases in revenue, and decreases in R&D expenses and G&A expenses. In order to maintain the game operation, the Company had laid off a large number of operating, marketing and R&D staffs and made deep cuts in spending to support the general operating costs from the second quarter of 2013.

Liquidity and Capital Resources

We anticipate that the existing cash and cash equivalents on hand, cash flow generated from operating activities together with the net cash flows supported by owners and related parties, will be sufficient to meet our working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.

Since we initiated our business operations, we have been funded primarily by related parties. During the past two years, Mr. Zhilian Chen, our Chairman and Director, and CixiYide Auto Co., Ltd. (“CixiYide”), a company 100% beneficially owned by Mr. Chen, provided continuous financial support to the Company. As of December 31, 2012, the total amount of the balance of the loan that had been provided by CixiYide was $4,222,732, and the balance of the loan from Mr. Zhilian Chen was $170,589. As of December 31, 2013, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $6,464,867 and $210,197, respectively.

Going Concern, Liquidity and Management Plans

The accompanying financial statements are presented on a going concern basis. The Company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing from related and non-related entities. The Company has an accumulated deficit of $17,347,671 and $14,628,454 as of December 31, 2013 and 2012, respectively. During the past two years, Mr. Zhilian Chen, our Chairman and Director, and CixiYide Auto Co., Ltd. (“CixiYide”), a company 100% beneficially owned by Mr. Chen, provided continuous financial support to the Company. As of December 31, 2012, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $4,222,732 and $170,589, respectively. As of December 31, 2013, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $6,464,867 and $210,197, respectively. The Company has relied exclusively on related party financing to sustain its operations. Accordingly, there is substantial doubt about its ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all.

In 2013, the Company derived most of the revenue from co-operation of web browser games and game art designs outsource business, in which our game art design department took projects from third-party game companies by virtue of our specialized design capabilities. Meanwhile, the Company has actively been exploring new ways of operating its core product, 108 Warriors by franchising it out to a third-party game operation company that will bear all game promotion cost and will share with the Company a certain portion of monetary interests derived from the game, and the Company will still put most of its efforts in updating and optimizing the 108 Warriors. As such the Company shut down its operation department and marketing department and laid off redundant R&D staff, rented a smaller office to significantly reduce the operating costs.

The Company believes that it will need approximately $1 million during the next 12 months for maintaining existing products, continued research and development of new products, as well as for general corporate purposes.

The Company plans to fund continuing operations mainly through operating revenue from the current business lines and through new financing from related parties and equity financing arrangements if the operating revenue is not adequate to sustain operations.

The ability of the Company to continue as a going concern is dependent on its ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

	Years ended December 31,
	2013	2012

Net cash used in operating activities	$(2,251,802)	$(4,418,714)
Net cash provided by (used in) investing activities	7,018	(205,565)
Net cash provided by financing activities	2,232,074	2,631,412
Effect of foreign currency exchange rate changes on cash and cash equivalents	(30,386)	13,759
Net decrease in cash and cash equivalents	$(43,096)	$(1,979,108)

Net cash used in operating activities: The Company had limited amount of revenue from its inception in 2006 to December 31, 2013. Our net cash used in operating activities decreased by $2,166,912 in the year ended December 31, 2013 compared to that in the year ended December 31, 2012, representing a decrease of 49.04%. Most operating cash flow is the result of cash-paid expenditure during operation. The decrease of net cash used in operating activities was due to decreases in salary expenses and rent expenses. In order to better meet customer demand and to improve operational ability, the Company changed part of “MMORPG” to co-operation of web browser games. Since the technique requirement of co-operation of web browser games is lower than the “MMORPG”, the Company fired several junior technicians to save labor cost and improve operational ability. Rent expenses decreased due to the relocation and size-reducing of the Company’s main office in Beijing during the year ended December 31, 2013.

Net cash provided by (used in) investing activities: Our investing activities cash flow changed from net cash used in investing activities of $205,565 to net cash flow provided by investing activities of $7,018 in the year ended December 31, 2013 compared to the corresponding period of 2012. The change in net investing cash flow was mainly due to the result of a decrease in the purchasing of new equipment in an amount of $183,503, the decrease in the purchasing of intangibles in an amount of $8,038, and the cash received from disposal of fixed assets in the amount of $36,865 during the year ended December 31, 2013.

Net cash provided by financing activities: Our cash provided by financing activities decreased from $2,631,412 for the year ended December 31, 2012 to $2,232,074 for the year ended December 31, 2013, representing a decrease of 15.18%. The current financed capital could not support current operation and product development. Through December 31, 2013, CixiYide has been continuously providing financial support.

Working capital

We have working capital deficit of $961,957 as of December 31, 2013, compared with working capital of $4,927,588 as of December 31, 2012, representing a decrease of deficit of 80.48%. In the fourth quarter of 2013, we transitioned from the development stage and began operative activities. We will support the operations mainly by revenues from current business line and might continue to require additional financing to fund operations and to undertake our new business plans. As of December 31, 2013, the Company accumulatively obtained loans in the amount of $6,675,064 from CixiYide and Mr. Zhilian Chen. On December 5, 2011, Mr. Zhilian Chen converted parts of the loan provided by CixiYide to Beijing Sntaro, i.e., $4,626,818 (RMB 29,260,000), into the registered capital of Beijing Sntaro by the way of subscribing for the increased capital of Beijing Sntaro and then let Beijing Sntaro pay back the increased capital to CixiYide. The Company also received proceeds in the aggregate of $4.75 million upon the issuance of 2.375 million shares of common stock and warrants to purchase up to 1,187,500 shares of our common stock in 2011.

Description of Property

The Company’s property and equipment consists wholly of computer equipment, leasehold improvements, and furniture. The book value of the Company’s property and equipment was $187,603 as of December 31, 2013.

Employees

As of December 31, 2013, the Company employed approximately 21 designers and programmers. The majority of employees have three to five years’ experience in the online games industry.

Competition for talented and well-educated professionals is intense among local online gaming companies. Management has set up an attractive work environment to stimulate employee creativity. A career advancement program has been prepared to provide opportunities for employees to receive additional training and promotion.

Recent issued accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

In the opinion of the Company’s legal counsel, subject to the interpretation and implementation of the MIIT Circular and Circular 13, the ownership structure of Ningbo Sntaro and Beijing Sntaro and our contractual arrangements with Beijing Sntaro and its shareholders comply with all existing PRC laws, rules and regulations. However, in the opinion of our PRC legal counsel, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations and there may be changes and other developments in the PRC laws and regulations or their interpretations. Accordingly, we cannot give assurance that the Chinese government authorities will ultimately take a view that is consistent with the opinion of our PRC legal counsel.

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
AS OF DECEMBER 31, 2013

SANTARO INTERACTIVE ENTERTAINMENT COMPANY
AND SUBSIDIARIES

CONTENTS

Pages
Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheets	F2
Consolidated Statements of Operations and Comprehensive Loss	F3
Consolidated Statements of Changes in Stockholders' Equity (Deficit)	F4
Consolidated Statements of Cash Flows	F5
Notes to Consolidated Audited Financial Statements	F6 – F25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Santaro Interactive Entertainment Company

We have audited the accompanying consolidated balance sheets of Santaro Interactive Entertainment Company and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses from operations for the years ended December 31, 2013 and 2012, and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Marcum Bernstein &Pinchuk LLP
New York, New York
March 28, 2014

Santaro Interactive Entertainment Company
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$6,408	$49,504
Prepaid expenses	71,325	4,751
Other receivables	42,293	10,592
Due from a related party	26,258	-

Total current assets	146,284	64,847

Property and equipment, net	187,603	556,884
Long term investment	644	644
Intangibles, net	7,128	31,575

Total Assets	$341,659	$653,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Advance from Customers	$69,841	$79,861
Business taxes payable	16,619	737
Deferred revenue	10,040	17,461
Other payables and accrued expenses	677,883	467,976
Due to related parties	333,858	4,426,400
Total current liabilities	1,108,241	4,992,435
Due to a related party, non current	6,464,867	-
Total Liabilities	7,573,108	4,992,435
Commitments and contingencies	-	-
STOCKHOLDERS’ DEFICIT
Common stock ($0.001 par value; authorized –100,000,000 shares; issued and outstanding –69,875,000 shares at December 31, 2013 and December 31, 2012, respectively)	69,875	69,875
Additional paid-in capital	10,578,169	10,578,169
Deficit accumulated during the development stage	(16,969,683)	(14,628,454)
Accumulated deficit	(377,988)	-
Accumulated other comprehensive loss	(531,822)	(358,075)

Total stockholders’ deficit	(7,231,449)	(4,338,485)

Total Liabilities and Stockholders’ Deficit	$341,659	$653,950

See notes to the consolidated financial statements

*The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

Santaro Interactive Entertainment Company
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2013	2012

Revenue	$328,600	$27,571
Cost of revenue	966,306	693,059
Gross loss	(637,706)	(665,488)

Operating expenses
Research and development expenses	434,250	2,683,443
Sales and marketing expenses	548,544	362,145
General and administrative expenses	852,780	1,409,898
Total operating expenses	1,835,574	4,455,486

Loss from operations	(2,473,280)	(5,120,974)

Other (income) expenses, net	253,217	-
Gain on deconsolidation of subsidiary	-	(15,823)
Non-operating income	(7,280)	(7,020)

Net loss	(2,719,217)	(5,098,131)

Other comprehensive loss
Foreign currency translation adjustment	(173,747)	2,661
Comprehensive loss	$(2,892,964)	$(5,095,470)

Loss per share:

Basic and diluted	$(0.04)	$(0.07)

Weighted average number of common shares outstanding – basic and diluted	69,875,000	69,875,000

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional	Deficit Accumulated During		Accumulated Other	Total Stockholders’
	Share	$0.001 Par Value	Paid-In Capital	Development Stage	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)

Balance as of December 31, 2011	69,875,000	$69,875	$10,578,169	$(9,530,323)	$-	$(360,736)	$756,985
Net (loss)		-	-	(5,098,131)	-	-	(5,098,131)
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	-	2,661	2,661
Balance as of December 31, 2012	69,875,000	69,875	10,578,169	(14,628,454)	-	(358,075)	(4,338,485)
Net (loss)		-	-	(2,341,229)	(377,988)	-	(2,719,217)
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	-	(173,747)	(173,747)
Balance as of December 31, 2013	69,875,000	$69,875	$10,578,169	$(16,969,683)	$(377,988)	$(531,822)	$(7,231,449)

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,719,217)	$(5,098,131)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on sale of fixed assets	176,368	-
Depreciation	199,035	223,138
Amortization of intangible assets	10,355	9,991
Loss on disposal of intangible asset	14,789	-
Gain on deconsolidation of subsidiary	-	(15,823)
Changes in operating assets and liabilities:
Prepaid expenses	(65,516)	319,750
Other receivables	(30,924)	146,065
Due from a related party	(25,902)	-
Advance from customers	(12,488)	79,814
Business taxes payable	15,642	737
Deferred revenue	(7,890)	17,450
Other payables and accrued expenses	193,946	(137,081)
Due to a related party	-	35,376
Net cash used in operating activities	(2,251,802)	(4,418,714)

Cash flows from investing activities:
Net cash received from disposal of fixed assets	36,865	-
Purchase of property and equipment	(29,847)	(213,350)
Purchase of intangibles	-	(8,038)
Cash effect on deconsolidation of subsidiary	-	15,823
Net cash provided by (used in) investing activities	7,018	(205,565)

Cash flows from financing activities:
Loan from related parties	2,232,074	2,631,412
Net cash provided by financing activities	2,232,074	2,631,412
Effect of exchange rate changes on cash and cash equivalents	(30,386)	13,759
Net decrease in cash and cash equivalents	(43,096)	(1,979,108)
Cash and cash equivalents at the beginning of year	49,504	2,028,612
Cash and cash equivalents at the end of year	$6,408	$49,504
Supplemental disclosure for cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
Notes to Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Santaro Interactive Entertainment Company (“the Company”) was incorporated on December 30, 2009 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (U.S GAAP), and the Company’s fiscal year end is December 31. Historically, the Company has been considered a development stage company. From the fourth quarter of 2013, the Company transitioned its development stage to operational activities. Accordingly, reporting as a development stage company is no longer required.

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

FL Network was a 100% subsidiary of Beijing Sntaro until December 31, 2012 when we ceased to have the power to direct its activities following a change of ownership. As a result of such change, FL Network ceased to be our subsidiary starting December 31, 2012.

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

Santaro Holdings, Ltd. (“SHL”) is a limited liability company organized under the laws of British Virgin Islands incorporated on December 2, 2009. 100 shares with par value $1.00 were issued and outstanding, although no capital was paid in as of December 31, 2013.

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

Beijing Sntaro was organized under the laws of People’s Republic of China (the “PRC”) on August 9, 2006 with paid-in capital of $139,580, which was 80% owned by Mr. Zhilian Chen, Beijing Sntaro’s chairman; the other 20% of the equity was held by Mr. Wenjie Lu. Beijing Sntaro is engaged in the development and operation of online games and investment in online games projects.

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

In May 2008, Beijing Sntaro entered into its second change of equity ownership. According to the equity agreement in May 2008, Mr. Zhilian Chen, Mr. Xiaobo Li, Mr. Xianhua Shen and Miss Yingnv Sun became the owners of Beijing Sntaro, with the percentage of ownership of 60%, 20%, 10%, and 10%, respectively, and paid in capital of $822,897, $274,299, $137,150, and $137,150, respectively.

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

The Company is principally engaged in the development and operation of online games, and has a core product development team that is responsible for developing new games. 108 Warriors, a Massively Multiplayer Online Role Playing Game (“MMORPG”) game, was launched in the third quarter of 2012. UU World is another MMORPG of the Company, which was also under development, but this game has been suspended right now, because management considered this game is not suitable for current customer’s needs. In order to better meet the market demand, the Company decided to search a proper opportunity to transfer this game into another kind of product.

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

2. GOING CONCERN, LIQUIDITY AND MANAGEMENT PLANS

The accompanying financial statements are presented on a going concern basis. The Company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing from related and non-related entities. The Company has an accumulated deficit of $17,347,671 and $14,628,454 as of December 31, 2013 and 2012, respectively. During the past two years, Mr. Zhilian Chen, our Chairman and Director, and CixiYide Auto Co., Ltd. (“CixiYide”), a company 100% beneficially owned by Mr. Chen, provided continuous financial support to the Company. As of December 31, 2012, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $4,222,732 and $170,589, respectively. As of December 31, 2013, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $6,464,867 and $210,197, respectively. The Company has relied exclusively on related party financing to sustain its operations. Accordingly, there is substantial doubt about its ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all.

In 2013, the Company derived most of the revenue from co-operation of web browser games and game art designs outsource business, in which our game art design department took projects from third-party game companies by virtue of our specialized design capabilities. Meanwhile, the Company has actively been exploring new ways of operating its core product, 108 Warriors by franchising it out to a third-party game operation company that will bear all game promotion cost and will share with the Company a certain portion of monetary interests derived from the game, and the Company will still put most of its efforts in updating and optimizing the 108 Warriors. As such the Company shut down its operation department and marketing department and laid off redundant R&D staff, rented a smaller office to significantly reduce the operating costs.

The Company believes that it will need approximately $1 million during the next 12 months for maintaining existing products, continued research and development of new products, as well as for general corporate purposes.

The Company plans to fund continuing operations mainly through operating revenue from the current business lines and through new financing from related parties and equity financing arrangements if the operating revenue is not adequate to sustain operations.

The ability of the Company to continue as a going concern is dependent on its ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2013, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the year ended December 31:

	December 31,	December 31,
	2013	2012
Total assets	$127,217	$123,052

Total liabilities	$3,055,420	$2,682,517

	For Year Ended December 31,
	2013	2012
Revenues	$328,600	$27,571

Net loss	$337,662	$256,072

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of December 31, 2013 and 2012, and the results of operations and cash flows for the years ended December 31, 2013 and 2012, have been made.

The accompanying consolidated financial statements as of December 31, 2013 and 2012, and for the years then ended include the Companies, SHL, Santaro HK, Ningbo Sntaro, Beijing Sntaro and FL Network (only through December 31, 2012). All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the revenue recognition on Massively Multiplayer Online Role-Playing Games (“MMORPG”); the useful lives of fixed assets; the realization of deferred tax assets and the recoverability of intangible assets and property and equipment. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Foreign Currency Translation and Transaction

The Company maintains its books and accounting records in RMB, which is determined as the functional currency. The Company’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these financial statements are reflected as accumulated other comprehensive loss in stockholders’ deficit.

Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of operations and comprehensive loss and amounted $531,822 as of December 31, 2013, and $358,075 as of December 31, 2012. The balance sheet amounts with the exception of equity at December 31, 2013 were translated at 6.1140 RMB to $1.00 USD as compared to 6.3161 RMB at December 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2013 and 2012 were 6.1982 RMB and 6.3198 RMB, respectively.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the determination of net income (loss) in the consolidated financial statements for the respective periods.

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

There were no transfers between level 1, level 2 or level 3 measurements for the year ended December 31, 2013.

As of December 31, 2013, none of the Company’s nonfinancial assets or liabilities was measured at fair value on a nonrecurring basis.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the year ended December 31, 2013 and 2012, respectively.

Revenue Recognition

The Company currently provides online game services in the PRC and recognizes revenue in accordance to the criteria of ASC subtopic 605 and 985, Revenue Recognition when persuasive evidence of an arrangement exists, the service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Online game revenues include our MMORPG operations, Co-operation of web browser game and game art design services.

MMORPG operations

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

Co-operation of web browser game

The Company established an online distribution platform www.1799.com to operate third-party web browser games in November, 2012. The focus of the platform is to provide diversification and make available a wide variety of games to a large and diverse spectrum of users and be a credit to the Company’s user database. On the other hand, as the operator, the Company signed distribution agreements with third-party developers to offer games to users on its platform. Although the Company is the party that signs user agreements and is responsible for its users’ experience, its remaining obligation is deemed to be inconsequential and perfunctory after the end users recharge to exchange the game coins of these web browser games. Besides, the third-party developers are obliged to provide on-going services to users, so a proportion of the full revenue received from end users is recorded as revenue according to the distribution agreements.

Game art design services

The Company also receives game art design service income from third-parties in PRC by providing game art design service when available. The service fees are determined based on contract terms, which are fixed or determinable, and collectability is reasonably assured. The service revenue is recognized when substantially all material services or conditions relating the sales have been performed or satisfied.

Cost of Revenue

Cost of revenue consists primarily of service fee, depreciation, salary and social insurance and other expenses incurred by the Company and are recorded on an accrual basis.

Costs incurred for maintenance after the online games are available for marketing are expensed when incurred and are included in product cost of revenues.

Cost of revenue also includes business tax and surcharges with 5.60% tax rate. Business tax and surcharges for the year ended December 31, 2013 and 2012 were $25,501 and $1,717, respectively.

Research and Development Expenses

For software development costs, including online games, to be sold or marketed to customers, the Company expenses software development costs incurred prior to reaching technological feasibility. Once a software product has reached technological feasibility, all subsequent software costs for that product are capitalized until that product is released for marketing. After an online game is released, the capitalized product development costs are amortized over the estimated product life. To date, the Company has essentially completed its software development concurrently with the establishment of technological feasibility. As of December 31, 2013, no costs have been capitalized.

Research and development expenses consist primarily of outsourced research and development expenses, payroll, depreciation charge and other overhead expenses for the development of the Company’s proprietary games, and are recorded on an accrual basis.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salary, advertising and promotion fee, and other expense incurred by the Company’s sales and marketing personnel. Sales and marketing expenses are recorded on an accrual basis. Sales and marketing expenses for the year ended December 31, 2013 and 2012 were $548,544 and $362,145, respectively.

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

Recent Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the years ended December 31, 2013 and 2012:

	2013	2012

Net loss for basic and diluted loss per share	$(2,719,217)	$(5,098,131)

Weighted average shares used in basic and diluted computation	69,875,000	69,875,000
Loss per share:
Basic and diluted	$(0.04)	$(0.07)

6. PREPAID EXPENSES

Prepaid expenses of $71,325 and $4,751 as of December 31, 2013 and December 31, 2012 consisted of prepaid rent for the office and prepayment of printer’s service fee.

7. OTHER RECEIVABLES

Other receivables of $42,293 and $10,592 as of December 31, 2013 and 2012 consisted of cash advances given to certain employees for use during business operations and are recognized as general and administration expenses when expenses are incurred. It also includes certain rental deposit.

8. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,	December 31,
	2013	2012

Computer equipment	$461,692	$670,268
Furniture and fixtures	39,791	221,666
Leasehold improvement	91,697	216, 373
	593,180	1,108,307
Less: Accumulated depreciation	(405,577)	(551,423)

Property and equipment, net	$187,603	$556,884

Depreciation expenses for the years ended December 31, 2013 and 2012 were $199,035 and $223,138, respectively.

During year 2013, the Company sold parts of the property and equipments with an amount of $431,546 in cost, and net loss on sale of property and equipments were $102,154. Also the Company moved to a smaller office in Beijing and disposed of all the leasehold improvement related to the old office, with an amount of $150,474 in cost and an amount of $74,214 in net loss.

9. LONG TERM INVESTMENT

On July 18, 2011, Santaro HK and a non-related company, New Select Group Limited (BVI), established a legal entity named Outlets Internet Sale Limited. Each party holds a 50% interest in Outlets Internet Sale Limited that was formed for the purpose of the development of an online outlet business. Management has classified the investment as a joint venture and will account for the investment under the equity-method of accounting since each investor may participate, directly or indirectly, in the overall management of the joint venture and has joint control in accordance with the provisions of Accounting Standards Codification (ASC) 323 “Investments - Equity Method and Joint Ventures”. There was no activity during the year ended December 31, 2013.

10. DECONSOLIDATION OF FL NETWORK

FL network was incorporated on March 9, 2009 by Beijing Sntaro and a third party FL media where Beijing Sntaro held 70% ownership interest. On October 12, 2010, Beijing Sntaro completed purchasing the remaining 30% interest of FL Network who became the Company’s wholly held subsidiary through December 31, 2012. On December 31, 2012, an independent third party bought 100% equity interest of FL network with a cash consideration of approximately US$15,800 (RMB100,000). The deconsolidation of FL network was accounted for in accordance with ASC Topic 810 “Consolidation”. The Company recognized a gain of approximately $15,800 upon deconsolidation of FL network, which has been recorded as a gain on deconsolidation of subsidiaries in the Company’s consolidated statements of income and comprehensive income of year 2012. This gain represents the difference between the fair value of consideration received and the carrying amount of the former subsidiary's assets and liabilities as of the date of deconsolidation.

11. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

	December 31,	December 31,
	2013	2012

Other payables	$581,940	$447,147
Accrued salaries	95,943	20,829

Total	$677,883	$467,976

Other Payable of $581,940 as of December 31, 2013 consisted of the interest-free loan of $245,339 from Ningbo Jufeng Textile Co., Ltd, a third party of the Company. Other Payable of $447,147 as of December 31, 2012 consisted of the interest-free loan of $237,488 from Ningbo Jufeng Textile Co., Ltd. The loan is unsecured, payable on demand and is outstanding.

12. OTHER (INCOME) EXPENSES

Other (income) expenses consist of the following:

	For the year ended December 31,	For the year ended December 31,
	2013	2012

Other expenses	$290,186	$-
Other income	(36,969)	-

Total	$253,217	$-

Other expenses of $290,186 for the year ended December 31, 2013 primarily consisted of loss on disposal of operating-related fixed assets of $176,368, loss on disposal of one intangible asset of $14,789, a litigation estimated compensation of $89,994 (RMB557,803) and a litigation final compensation of $8,228. There were no other expenses for the year ended December 31, 2012.

Other income of $36,969 for the year ended December 31, 2013 primarily consisted of compensation paid by Beijing Lingyoufang Network Technology Co., Ltd for breach of contract with an amount of $32,267. There was no other income for the year ended December 31, 2012.

13. INCOME TAX EXPENSES

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

Hong Kong
Santaro Investments, Ltd. (“Santaro HK”), was incorporated in Hong Kong on January 27, 2010. Santaro HK did not earn any income that was derived in Hong Kong for the year ended December 31, 2013 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC
Ningbo Sntaro, Beijing Sntaro and FL Network (only through December 31, 2013) were all organized under the laws of the People’s Republic of China (“PRC”) which are subject to Enterprise Income Tax (“EIT”) on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the PRC Enterprise Income Tax Law. Pursuant to the PRC income tax laws, the Company and subsidiary are subject to EIT at a statutory rate of 25%.

Deferred Tax Assets
In assessing the realization of deferred tax assets, the Company considers projected future taxable income and tax planning strategies in making its assessment, as of December 31, 2013 and 2012, for PRC income tax purposes.

Ningbo Sntaro had deferred tax assets of approximately $2,269,974 and $1,666,526 as of December 31, 2013 and 2012, which consisted of a tax loss carry-forward of $9,011,455 and $6,630,454, respectively. Ningbo Sntaro had no other temporary differences as of  December 31, 2013 and 2012. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of December 31, 2013 and 2012. The deferred tax assets begin to expire in 2016.

Beijing Sntaro had deferred tax assets of approximately $1,945,230 and $2,006,076 as of December 31, 2013 and 2012, which consisted of a tax loss carry-forward of $7,884,801 and $8,133,000, respectively. Beijing Sntaro had no other temporary differences as of December 31, 2013 and 2012. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of December 31, 2013 and 2012.The deferred tax assets begin to expire in 2012. The deferred tax assets of approximately $153,216 began to expire in 2013, which consisted of a tax loss of $612,863 in year 2006 and 2007.

As of December 31, 2013 and 2012, an aggregated valuation allowance of $4,215,204 and $3,672,602 was provided since management determines it is more likely than not that all deferred tax asset could not be recognized. As a result of the 100% reserve of the deferred tax assets, the effective tax rate differs from the statutory tax rate.

14. EMPLOYEE BENEFITS

The full-time employees of the Company and its subsidiary that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, unemployment insurance and pension benefits. The Company is required to accrue for these benefits based on percentages of 10%, 1% and 20% of the local employees’ average salaries in accordance with the relevant regulations, and to conduct contributions to the state-sponsored medical plans, unemployment insurance and pension benefits. For the years ended December 31, 2013 and 2012, total amounts expensed for such employee benefits amounted to $138,600 and $198,687, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

15. RELATED PARTY TRANSACTIONS AND BALANCES

The Company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. CixiYide is a company 100% beneficially owned by Mr. Zhilian Chen, the Company’s Chairman and major stockholder. CixiYide provides continuous financial support for Beijing Sntaro’s business and operation. By the end of 2012, CixiYide had provided loans to Beijing Sntaro in the aggregate amount of $2,534,982. During the year ended December 31, 2013, CixiYide made an additional loan in the amount of $173,752 to Beijing Sntaro. The total amount due to CixiYide from Beijing Sntaro was $2,708,734 as of December 31, 2013. Mr. Zhilian Chen provided a loan in the amount of $7,066 to Beijing Sntaro. The total amount due to Mr. Zhilian Chen from Beijing Sntaro was $7,066 as of December 31, 2013.

Santaro HK entered into a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered paid-in-capital in accordance with Chinese legal requirements. Santaro HK received the loan in September 2010. At December 31, 2013, the balance of the loan was $150,007.

By the end of 2012, Mr. Zhilian Chen has provided loans in the amount of $20,582 to Ningbo Sntaro. During the year ended December 31, 2013, Mr. Zhilian Chen made an additional loan of $32,542 to Ningbo Sntaro. The total amount due to Mr. Zhilian Chen from Ningbo Sntaro was $53,124 as of December 31, 2013. By the end of 2012, CixiYide has provided loans in the amount of $1,687,750 to Ningbo Sntaro. During the year ended December 31, 2013, CixiYide made an additional loan in the amount of $2,068,383 to Ningbo Sntaro. The total amount due to CixiYide from Ningbo Sntaro was $3,756,133 as of December 31, 2013.

As of December 31, 2013, the total balance of loans due to CixiYide and Mr. Zhilian Chen from the Company was $6,675,064. The loans are unsecured and interest free, payable on demand, and are outstanding.

During the year ended December 31, 2012, Mr. Mingyang Li, the Company’s CEO, provided a loan in the amount of $16,545 to Beijing Sntaro and a loan in the amount of $16,534 to Ningbo Sntaro. These loans increased by $92,425 to Beijing Sntaro and decreased by $1,843 to Ningbo Sntaro during the year ended December 31, 2013, respectively. As of December 31, 2013, the total balance of loans due to Mr. Mingyang Li from the Company was $123,661. The loans are unsecured and interest free, payable on demand, and are outstanding.

During the year ended December 31, 2013, Beijing Sntaro provided a loan in the amount of $26,258 to Shanghai Shangyi network technology co., LTD, which is a company 70% owned by Mr. Zhilian Chen’s daughter, for it to operate a mobile game with the purpose of co-operate the game or purchase the game in near future. The total amount due from Shanghai Shangyi network technology co., LTD was $26,258 as of December 31, 2013.

16. LEASE COMMITMENTS

The Company has entered into operating lease arrangements mainly relating to its office premises which will end on July 5, 2016.

Future minimum lease payments for non-cancelable operating leases as of December 31, 2013 are as follows:

Rental
Fiscal Year	Commitments

2014	$53, 546
2015	107,093
2016	53,547

Total	$214,186

Total rental expenses are $264,264 and $565,695 for the years ended December 31, 2013 and 2012, respectively.

17. SALE OF COMMON STOCK AND WARRANTS

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

18. CONTINGENCIES

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

In the opinion of the Company’s legal counsel, subject to the interpretation and implementation of the MIIT Circular and Circular 13, the ownership structure of Ningbo Sntaro and Beijing Sntaro and our contractual arrangements with Beijing Sntaro and its shareholders comply with all existing PRC laws, rules and regulations. However, in the opinion of our PRC legal counsel, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations and there may be changes and other developments in the PRC laws and regulations or their interpretations. Accordingly, we cannot give assurance that the Chinese government authorities will ultimately take a view that is consistent with the opinion of our PRC legal counsel.

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

On April 15, 2013, Jiangsu TeemSoft, Inc. (“TeemSoft”) filed suit against Ningbo Sntaro in the Suzhou Wujiang District People's Court, alleging breach of a contract entered into with the defendants in June 2012 and seeking a claim equal to the contract amount and liquidated damages totally amounting to $113,917 (RMB706,080). Court of first instance vindicated in favor of TeemSoft with a compensation of $89,994 (RMB557,803) in November, 2013. As a result, management deemed that the judgment of court of first instance was legally binding, and the Company recorded this amount in the financial statement under other expenses account. However, the Company filed a petition to Suzhou Intermediate People's Court due to its belief that judgment of first instance court incorrectly resolved issues. As of the date of the report, the lawsuit remains pending.

19. SUBSEQUENT EVENT

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Changes in Internal Control over Financial Reporting and Remediation Activities

On September 30, 2013 our former CFO resigned from the Company and our CEO, Mr. Mingyang Li, who obtained a PhD from Institute European des Affaires (IEDA) in France and a Master’s Degree from INSEEC, one of the top business schools in France, has taken the role of CFO concurrently to assume the role of overseeing the finance operation and financial reporting process. Though Mr. Li has possessed a good knowledge and experience from his academic background and working experience, the Company has provided remediation plan by employing a professional third-party consulting firm to assist Mr. Li in preparing the financial statements under U.S. GAAP at the transition period when the former CFO left.

Other than these noted changes, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Position	Name	Age
Chairman and Director	Zhilian Chen	48
CEO, CFO, Treasurer	Mingyang Li	37

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

Background and Experience

Mingyang Li - Chief Executive Officer, Chief Financial Officer, Treasurer. Mr. Li joined Beijing Sntaro in September 2007 as CEO. His role involves many key tasks, such as strategic planning (operational and financial), setting up and modernizing the management system, managing various departments and their annual budgets as well as performance and resources planning. Prior to joining Sntaro, Mr. Li worked from November 2006 to August 2007 for Western Union (France) and was involved in the R&D of several key projects such as the discount card program. Mr. Li began his professional working career as an intern in the Purchasing Department of France’s automobile company Renault Group in May 2005. Mr. Li has a PhD from Institute European des Affaires (IEDA) in France and a Master’s Degree from INSEEC, one of the top business schools in France.

Zhilian Chen –Chairman, Director. Mr. Chen founded Beijing Sntaro in 2006 and is a member of the Board of Directors. Born in 1965, Mr. Chen is an experienced and successful businessman and has maintained several positions as Legal Representative throughout his career. Mr. Chen commenced his professional career in 1985 in the supply and marketing department in Cixi, Zhejiang Province. In 1991, he established a Sino-foreign joint venture Xinlian Clothing and Shoes Co., Ltd in Ningbo, Zhejiang Province, whose products were exported to over 20 countries. In 2001, he founded Shente Chemical Fiber Co., Ltd in Zhejiang Province. As one of the top hundred enterprises in Cixi City, the company today mainly focuses on chemical fiber production. During 2005 and 2006, he worked at the BMW Auto Sales shop, Toyota Auto Sales shop and Volkswagen Auto Sales shop. These auto sales ventures now sell over 9,000 vehicles annually.

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

Mr. David Cohen - Independent Director. David Cohen is a licensed attorney who has been a member of the New York State Bar Association for the last 25 years. For the last 5 years he has been a sole practitioner with a general business law practice with a specialty in litigation and creditors’ issues. Previously, David managed the bankruptcy practice at Herzfeld & Rubin, P.C. and prior to that was a partner at Cohen&Lippman, LLP a law firm with primarily a business law practice. From 2001 to 2004, David Cohen has served as an independent Director of Laidlaw Global Corporation, a Financial Holding company with multiple subsidiaries while the Company was listed on the American Stock Exchange and for a time on the OTC Bulletin-Board. In that function, he served as an independent Director and Member of the Audit Committee and the Compensation Committee. Prior to becoming a lawyer, Mr. Cohen was a Senior Executive for an Aviation company headquartered in Vienna, Austria. Earlier Mr. Cohen served in the United States military in a communication unit based in Germany. Mr. Cohen was graduated from New York Law School and holds a J.D. degree.

Zhong Xiongbing - Executive Director. Mr. Zhong worked for Zhong Shan technology school as a teacher in Guang Dong province from 1984 to 1989. After then, during 1989 and 1997 Mr. Zhong did some business in GuangHua commercial firm in Guang Dong province. From 1997 to 2005, Mr. Zhong took the responsible of general manager for Guang Dong Free Land movie studio. Prior to joining Sntaro, Mr. Zhong was general manager in Beijing Hua You Free Land digital musical Tech. Co. Ltd. From 2009 till now, Mr. Zhong is Beijing Sntaro Free Land’s general director.

Mr. Zhong has a physics diploma from Shao Guan University.

KEY EMPLOYEES

Hang Song - Vice President. Mr. Hang Song joined the gaming industry in 2003, has 11 years of R&D experience, and worked for Ladder Tech Co., Ltd.; Possodility Space Co., Ltd.; and Cross Light Tech Co., Ltd. as Art Director. Mr. Hang Song participated in the development of “Warrior Epic” and “Galaxy”. Song Hang has extensive project experience, and excellent design and management capabilities. Mr. Hang Song joined Santaro as art director and vice president, and is responsible for the game art design of “108 Warriors”. He also led a team of professional game art designer to take game art design projects from other third-party game research companies.

Jian Yang - Vice President. Mr. Jian Yang joined the software industry in 2003, has 11 years of software development experience, and worked as programmer and senior programmer in Beijing IDN Internet Safety Co., Ltd and Tsinghua Ziguang High-technology Co., Ltd; Mr. Jian Yang has accumulated over 10 years of working experience in gaming software development and a deep understanding of gaming development management. Mr. Jian Yang led in the development of games such as Fire of War, Huge Dragon and 108 Warriors. Mr. Jian Yang joined Santaro as chief programmer and vice president. He is pivoting the R&D team to maintain and update 108 Warriors, and lead R&D team to develop the mobile games.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2013, our directors and executive officers complied with Section 16(a) filing requirements applicable to them.

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

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness, and timeliness of our financial reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the registrant to its officers during the last two completed fiscal years ended December 31, 2013, and December 31, 2012, respectively.

Executive Officer Compensation Table
Name and principal position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Ms. Dong Yan,	2013	$23,232	0	0	0	0	0	0	$23,232
CFO	2012	$28,481	0	0	0	0	0	0	$28,481

Mr. Mingyang Li,	2013	$71,634	0	0	0	0	0	0	$71,634
CEO&CFO	2012	$69,230	0	0	0	0	0	0	$69,230

* Ms. Dong Yan, our former CFO，has left the Company in September 2013.

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

The following table sets forth information with respect to compensation paid by the registrant to its directors during the fiscal year ended December 31, 2013.

Director Compensation
Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)
Mr. Zhilian Chen	0	0	0	0	0	0	0
Mr. Xiongbing Zhong	0	0	0	0	0	0	0
Mr. Mingyang Li	$71,634	0	0	0	0	0	$71,634
Mr. David Cohen	$10,000	0	0	0	0	0	$10,000
Mr. Ji Chen	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 20, 2014, an aggregate of 69,875,000 shares of our common stock were outstanding. The registrant has no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

The following table sets forth, as of March 20, 2014, the total number of shares beneficially owned by each of our directors and officers, individually and as a group, and each person who is known by us to beneficially own more than 5% of our total outstanding shares.

Title of Class	Name of Beneficial Owner	Number of Shares		Percent of class

Common Stock	Zhilian Chen, Chairman /Director	33,473,000	(1)	47.904%

Common Stock	Yan Dong, Chief Financial Officer,	100	(2)	*

Common Stock	Mingyang Li, Chief Executive Officer, Chief Financial Officer and Director	500,000	(3)	*

Common Stock	Xiongbing Zhong, Director	3,200,000	(4)	4.580%

All Officers & Directors		37,173,100		53.20%

* Less than one percent.

(1)The shares are held through Morning Express Limited with the address of PO Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands, of which Mr. Zhilian Chen is the 100% shareholder and sole director. Mr. Chen’s address is 901C, 9th Floor, Building 4, Courtyard 1 Shangdi East Road, Haidian District, Beijing, PRC.

(2)Yan Dong’s address is 24-201 Yang Zhuang Xiao Qu, Shijingshan, Beijing, PRC. Ms. Dong left the Company in September 2013.

(3) Mingyang Li’s address is Room 2-3-2, Xiao He Xi Lu Road No. 84 Shen He District, Shenyang City, Liaoning Province, PRC.

(4) Zhong Xiongbing’s address is Room 601, Building No.8, ZongLv Yuan Lane No.1, Hui Jing Xin Cheng, Guang Yuan Dong Lu Street, Guangzhou City, PRC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. CixiYide is a company 100% beneficially owned by Mr. Zhilian Chen, the Company’s Chairman and major stockholder. CixiYide provides continuous financial support for Beijing Sntaro’s business and operation. By the end of 2012, CixiYide had provided loans to Beijing Sntaro in the aggregate amount of $2,534,982. During the year ended December 31, 2013, CixiYide made an additional loan in the amount of $173,752 to Beijing Sntaro. The total amount due to CixiYide from Beijing Sntaro was $2,708,734 as of December 31, 2013. Mr. Zhilian Chen provided a loan in the amount of $7,066 to Beijing Sntaro. The total amount due to Mr. Zhilian Chen from Beijing Sntaro was $7,066 as of December 31, 2013.

Santaro HK entered into a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered paid-in-capital in accordance with Chinese legal requirements. Santaro HK received the loan in September 2010. At December 31, 2013, the balance of the loan was $150,007.

By the end of 2012, Mr. Zhilian Chen has provided loans in the amount of $20,582 to Ningbo Sntaro. During the year ended December 31, 2013, Mr. Zhilian Chen made an additional loan of $32,542 to Ningbo Sntaro. The total amount due to Mr. Zhilian Chen from Ningbo Sntaro was $53,124 as of December 31, 2013. By the end of 2012, CixiYide has provided loans in the amount of $1,687,750 to Ningbo Sntaro. During the year ended December 31, 2013, CixiYide made an additional loan in the amount of $2,068,383 to Ningbo Sntaro. The total amount due to CixiYide from Ningbo Sntaro was $3,756,133 as of December 31, 2013.

As of December 31, 2013, the total balance of loans due to CixiYide and Mr. Zhilian Chen from the Company was $6,675,064. The loans are unsecured and interest free, payable on demand, and are outstanding.

During the year ended December 31, 2012, Mr. Mingyang Li, the Company’s CEO, provided a loan in the amount of $16,545 to Beijing Sntaro and a loan in the amount of $16,534 to Ningbo Sntaro. These loans increased by $92,425 to Beijing Sntaro and decreased by $1,843 to Ningbo Sntaro during the year ended December 31, 2013, respectively. As of December 31, 2013, the total balance of loans due to Mr. Mingyang Li from the Company was $123,661. The loans are unsecured and interest free, payable on demand, and are outstanding.

During the year ended December 31, 2013, Beijing Sntaro provided a loan in the amount of $26,258 to Shanghai Shangyi network technology co., LTD, which is a company 70% owned by Mr. Zhilian Chen’s daughter, for it to operate a mobile game with the purpose of co-operate the game or purchase the game in near future. The total amount due from Shanghai Shangyi network technology co., LTD was $26,258 as of December 31, 2013.

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

2013	$105,000

2012	$137,500

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	S-1	03-29-2010	3.1
3.2	Bylaws	S-1	03-29-2010	3.2
4.1	Specimen Stock Certificate	S-1	03-29-2010	4.1
14.1	Code of Ethics	10-K	03-29-2012	14.1
31.1	Certification of Chief Executive Officer pursuant to 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
	906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X
99.1	Audit Committee Charter	10-K	03-29-2012	99.1
99.2	Disclosure Committee Charter	10-K	03-29-2012	99.2

101.INS **	XBRL Instance Document	X

101.SCH **	XBRL Taxonomy Extension Schema Document	X

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document	X
______________________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

Date: March 28, 2014	By:	/s/ Mingyang Li
Mingyang Li
Chief Executive Officer,
(Principal Executive Officer)

Date: March 28, 2014	By:	/s/ Mingyang Li
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the indicated capacities and on the dates indicated.

/s/ Zhilian Chen	Date: March 28, 2014
Zhilian Chen, Chairman/Director

/s/ Xiongbing Zhong	Date: March 28, 2014
Xiongbing Zhong, Director

/s/ Mingyang Li	Date: March 28, 2014
Mingyang Li, Director