Form 10-Q
period 2014-03-31
Santaro Interactive Entertainment Co
filed 2014-06-13
CIK 1487347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 29, 2014, 69,875,000 shares of the issuer’s common stock, par value $0.001, were outstanding.

All references in this Quarterly Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Santaro” and the “Registrant” refer to Santaro Interactive Entertainment Company unless the context indicates another meaning.

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 Santaro Interactive Entertainment Company
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,774	$6,408
Prepaid expenses	37,655	71,325
Other receivables	35,987	42,293
Due from a related party	26,044	26,258

Total current assets	105,460	146,284

Property and equipment, net	153,471	187,603
Long term investment	644	644
Intangibles, net	565	7,128

Total Assets	$260,140	$341,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Advance from Customers	$127,949	$69,841
Business taxes payable	17,698	16,619
Deferred revenue	7,823	10,040
Other payables and accrued expenses	554,455	677,883
Due to related parties	435,250	333,858
Total current liabilities	1,143,175	1,108,241
Due to a related party, non current	6,496,365	6,464,867
Total Liabilities	7,639,540	7,573,108
Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock ($0.001 par value; authorized – 100,000,000 shares; issued and outstanding – 69,875,000 shares at March 31, 2014 and December 31, 2013, respectively)	69,875	69,875
Additional paid-in capital	10,578,169	10,578,169
Accumulated deficit	(17,554,484)	(17,347,671)
Accumulated other comprehensive loss	(472,960)	(531,822)

Total stockholders’ deficit	(7,379,400)	(7,231,449)

Total Liabilities and Stockholders’ Deficit	$260,140	$341,659

See notes to the consolidated financial statements

* The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

Santaro Interactive Entertainment Company
Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Revenue	$46,576	$78,776
Cost of revenue	98,576	437,928
Gross loss	(52,000)	(359,152)

Operating expenses
Research and development expenses	13,729	151,513
Sales and marketing expenses	12,154	140,544
General and administrative expenses	187,384	295,551
Total operating expenses	213,267	587,608

Other income	(58,466)	-

Loss from operations	(206,801)	(946,760)

Non-operating (income) expenses	12	(759)

Net loss	(206,813)	(946,001)

Other comprehensive income (loss)
Foreign currency translation adjustment	58,862	(23,282)
Comprehensive loss	$(147,951)	$(969,283)

Loss per share:

Basic and diluted	$(0.003)	$(0.014)

Weighted average number of common shares outstanding – basic and diluted	69,875,000	69,875,000

See notes to the consolidated financial statements

Santaro Interactive Entertainment Company
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(206,813)	$(946,001)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-operating income	(563)	(794)
Depreciation	32,835	63,899
Amortization of intangible assets	579	2,552
Changes in operating assets and liabilities:
Prepaid expenses	33,328	(158,320)
Other receivables	6,004	(66,598)
Advance from customers	59,106	(17,719)
Business taxes payable	1,224	2,863
Deferred revenue	(2,150)	2,844
Other payables and accrued expenses	(119,286)	136,837
Due to a related party	-	28,238
Net cash used in operating activities	(195,736)	(952,199)

Cash flows from investing activities:
Net cash received from disposal of fixed assets	-	1,082
Net cash received from disposal of intangible assets	6,536	-
Purchase of fixed assets	-	(6,523)
Net cash provided by (used in) investing activities	6,536	(5,441)

Cash flows from financing activities:
Loan from related parties	188,612	924,306
Net cash provided by financing activities	188,612	924,306
Effect of exchange rate changes on cash and cash equivalents	(46)	248
Net decrease in cash and cash equivalents	(634)	(33,086)
Cash and cash equivalents at the beginning of period	6,408	49,504
Cash and cash equivalents at the end of period	$5,774	$16,418
Supplemental disclosure for cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The accompanying consolidated financial statements include the accounts of the following entities, and all significant intercompany transactions and balances have been eliminated in consolidation for all periods presented:

Consolidated entity name:	Percentage of ownership

Santaro Holdings, Ltd. (“SHL”)	100%
Santaro Investments, Ltd. (“Santaro HK”)	100%
Ningbo Sntaro Network Technology Co., Ltd. (“Ningbo Sntaro”)	100%
Beijing Sntaro Technology Co., Ltd. (“Beijing Sntaro”)	Variable Interest Entity

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

2. GOING CONCERN, LIQUIDITY AND MANAGEMENT PLANS

The accompanying financial statements are presented on a going concern basis. The Company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing from related entities. The Company has an accumulated deficit of $17,554,484 and $17,347,671 as of March 31, 2014 and December 31, 2013, respectively. During the past two years, Mr. Zhilian Chen, our Chairman and Director, and CixiYide Auto Co., Ltd. (“CixiYide”), a company 100% beneficially owned by Mr. Chen, provided continuous financial support to the Company. As of March 31, 2014, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $6,496,365 and $219,438, respectively. The Company has relied exclusively on related party financing to sustain its operations. Accordingly, there is substantial doubt about its ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all.

In the three months ended March 31, 2014, the Company derived most of the revenue from co-operation of web browser games and game art designs outsource business, in which our game art design department took projects from third-party game companies by virtue of our specialized design capabilities. The Company has actively been exploring new ways of operating its core product, 108 Warriors by franchising it out to a third-party game operation company that will bear all game promotion cost and will share with the Company a certain portion of monetary interests derived from the game, and the Company will still put most of its efforts in updating and optimizing the 108 Warriors. As such the Company shut down its operation department and marketing department and terminated redundant R&D staff, rented a smaller office to significantly reduce the operating costs.

The Company believes that it will need approximately $1 million during the next 12 months for maintaining existing products, continued research and development of new products, as well as for general corporate purposes.

The Company plans to fund operations mainly through operating revenue from the current business lines and through new debt and equity financing from related parties and equity financing arrangements if the operating revenue is not adequate to sustain operations.

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

As of March 31, 2014, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as follows:

	March 31, 2014	December 31, 2013
	(Unaudited)

Total assets	$102,233	$127,217

Total liabilities	$3,241,105	$3,055,420

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Revenues	$46,576	$78,776

Net loss	$79,962	$141,365

All of our current revenue is generated in PRC currency Renminbi (“RMB”). Any future restrictions on currency exchanges may limit our ability to use net revenues generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

Foreign currency exchange regulation in China is primarily governed by the following rules:

●	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;
●	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. All intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended December 31, 2013, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

Translation adjustments resulting from this process are included in other comprehensive income (loss) in the consolidated statement of operations and accumulated other comprehensive loss in the consolidated balance sheets and amounted to $472,960 as of March 31, 2014, and $531,822 as of December 31, 2013. The balance sheet amounts with the exception of equity at March 31, 2014 were translated at 6.1644 RMB to $1.00 USD as compared to 6.1140 RMB at December 31, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2014 and 2013 were 6.1198 RMB and 6.2858 RMB, respectively.

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended March 31, 2014.

As of March 31, 2014, none of the Company’s nonfinancial assets or liabilities was measured at fair value on a nonrecurring basis.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the three months ended March 31, 2014 and 2013, respectively.

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

The Company sells prepaid cards, in both virtual and physical forms, to third party distributors who in turn sell the prepaid cards to end customers. The prepaid cards provide customers with a pre-specified number of game points for consumption. All prepaid cards sold to distributors require upfront advance cash payments. The prepaid game cards entitle end users to purchase virtual items in the Company’s online games. Prepaid cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenue upon expiration of cards. In contrast, once the prepaid cards are activated and credited to a player’s personal game account, they will not expire as long as the personal game account remains active. The personal game account will always remain active before the game stops operating.

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

Cost of revenue also includes business tax and surcharges with 5.60% tax rate. Business tax and surcharges for the three months ended March 31, 2014 and 2013 were $2,911 and $5,814, respectively.

Research and Development Expenses

For software development costs, including online games, to be sold or marketed to customers, the Company expenses software development costs incurred prior to reaching technological feasibility. Once a software product has reached technological feasibility, all subsequent software costs for that product are capitalized until that product is released for marketing. After an online game is released, the capitalized product development costs are amortized over the estimated product life. To date, the Company has essentially completed its software development concurrently with the establishment of technological feasibility. As of March 31, 2014, no costs have been capitalized.

Research and development expenses consist primarily of outsourced research and development expenses, payroll, depreciation charge and other overhead expenses for the development of the Company’s proprietary games, and are recorded on an accrual basis.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salary, advertising and promotion fee, and other expense incurred by the Company’s sales and marketing personnel. Sales and marketing expenses are recorded on an accrual basis. Sales and marketing expenses for the three months ended March 31, 2014 and 2013 were $12,154 and $140,544, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of loss in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2014 and 2013:

	2014	2013
	(Unaudited)	(Unaudited)

Net loss for basic and diluted loss per share	$(206,813)	$(946,001)

Weighted average shares used in basic and diluted computation	69,875,000	69,875,000
Loss per share:
Basic and diluted	$(0.003)	$(0.014)

6. PREPAID EXPENSES

Prepaid expenses of $37,655 and $71,325 as of March 31, 2014 and December 31, 2013 consisted of prepaid rent for the office and prepayment of printer’s service fee.

7. OTHER RECEIVABLES

Other receivables of $35,987 and $42,293 as of March 31, 2014 and December 31, 2013 consisted of cash advances given to certain employees for use during business operations and are recognized as general and administration expenses when expenses are incurred. It also includes certain rental deposit.

8. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2014	December 31, 2013
	(Unaudited)

Computer equipment	$457,917	$461,692
Furniture and fixtures	39,466	39,791
Leasehold improvement	90,947	91,697
	588,330	593,180
Less: Accumulated depreciation	(434,859)	(405,577)

Property and equipment, net	$153,471	$187,603

Depreciation expenses for the three months ended March 31, 2014 and 2013 were $32,835 and $63,899, respectively.

9. LONG TERM INVESTMENT

On July 18, 2011, Santaro HK and a non-related company, New Select Group Limited (BVI), established a legal entity named Outlets Internet Sale Limited. Each party holds a 50% interest in Outlets Internet Sale Limited that was formed for the purpose of the development of an online outlet business. Management has classified the investment as a joint venture and will account for the investment under the equity-method of accounting since each investor may participate, directly or indirectly, in the overall management of the joint venture and has joint control in accordance with the provisions of Accounting Standards Codification (ASC) 323 “Investments - Equity Method and Joint Ventures”. There was no activity during the three months ended March 31, 2014 and 2013.

10. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

Other payables	$458,096	$581,940
Accrued salaries	96,359	95,943
Total	$554,455	$677,883

Other Payable of $458,096 as of March 31, 2014 consisted of the interest-free loan of $243,333 from Ningbo Jufeng Textile Co., Ltd, a third party of the Company. Other Payable of $581,940 as of December 31, 2013 consisted of the interest-free loan of $245,339 from Ningbo Jufeng Textile Co., Ltd. The loan is unsecured, payable on demand and is outstanding.

11. OTHER INCOME

Other income of $58,466 for the three months ended March 31, 2014 represented a reversal of litigation compensation, which was estimated at $89,994 (RMB557,803) regarding a pending lawsuit against Ningbo Sntaro as of December 31, 2013. The lawsuit was finally settled in March, 2014 and the final claim was $58,466 less than that estimated. There was no other income for the three months ended March 31, 2013.

12. INCOME TAX EXPENSES

The Company and its subsidiaries file income tax returns separately.

The United States of America
Santaro Interactive Entertainment Company is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

British Virgin Islands
Santaro Holdings Ltd. (the “SHL”) was incorporated in the British Virgin Islands on December 2, 2009. Under the current laws of the British Virgin Islands, SHL is not subject to tax on income or capital gains. In addition, upon payments of dividends by SHL, no British Virgin Islands withholding tax is imposed.

Hong Kong
Santaro Investments, Ltd. (“Santaro HK”), was incorporated in Hong Kong on January 27, 2010. Santaro HK did not earn any income that was derived in Hong Kong for the year ended March 31, 2014 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC
Ningbo Sntaro, Beijing Sntaro and FL Network(only through December 31, 2012) were all organized under the laws of the People’s Republic of China (“PRC”) which are subject to Enterprise Income Tax (“EIT”) on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the PRC Enterprise Income Tax Law. Pursuant to the PRC income tax laws, the Company and subsidiary are subject to EIT at a statutory rate of 25%.

Deferred Tax Assets
In assessing the realization of deferred tax assets, the Company considers projected future taxable income and tax planning strategies in making its assessment, as of March 31, 2014 and December 31, 2013, for PRC income tax purposes.

Ningbo Sntaro had deferred tax assets of approximately $2,301,457 and $2,269,974 as of March 31, 2014 and December 31, 2013, which consisted of a tax loss carry-forward of $9,138,303 and $9,011,455, respectively. Ningbo Sntaro had no other temporary differences as of March 31, 2014 and December 31, 2013. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of March 31, 2014 and December 31, 2013. The deferred tax assets begin to expire in 2016.

Beijing Sntaro had deferred tax assets of approximately $1,737,501 and $1,945,230 as of March 31, 2014 and December 31, 2013, which consisted of a tax loss carry-forward of $7,054,461 and $7,884,801, respectively. Beijing Sntaro had no other temporary differences as of March 31, 2014 and December 31, 2013. Management determines it is more likely than not that all deferred tax asset could not be recognized, so full allowances were provided as of March 31, 2014 and December 31, 2013. The deferred tax assets begin to expire in 2012. The deferred tax assets of approximately $380,791 expired in 2014, which consisted of a tax loss of $1,523,164 in year 2006, 2007 and 2008.

As of March 31, 2014 and December 31, 2013, an aggregated valuation allowance of $4,038,958 and $4,215,204 was provided since management determines it is more likely than not that all deferred tax asset could not be recognized. As a result of the 100% reserve of the deferred tax assets, the effective tax rate differs from the statutory tax rate.

13. EMPLOYEE BENEFITS

The full-time employees of the Company and its subsidiary that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, unemployment insurance and pension benefits. The Company is required to accrue for these benefits based on percentages of 10%, 1% and 20% of the local employees’ average salaries in accordance with the relevant regulations, and to conduct contributions to the state-sponsored medical plans, unemployment insurance and pension benefits. For the three months ended March 31, 2014 and 2013, total amounts expensed for such employee benefits amounted to $12,602 and $57,072, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

14. RELATED PARTY TRANSACTIONS AND BALANCES

The Company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing. CixiYide is a company 100% beneficially owned by Mr. Zhilian Chen, the Company’s Chairman and major stockholder. CixiYide provides continuous financial support for Beijing Sntaro’s business and operation. By the end of 2013, CixiYide had provided loans to Beijing Sntaro in the aggregate amount of $2,708,734. During the three months ended March 31, 2014, CixiYide made an additional loan in the amount of $62,209 to Beijing Sntaro. The total amount due to CixiYide from Beijing Sntaro was $2,770,943 as of March 31, 2014. The total amount due to Mr. Zhilian Chen from Beijing Sntaro was $7,066 as of December 31, 2013. Due to changes in currency exchange rates, the total amount due to Mr. Zhilian Chen from Beijing Sntaro was $7,008 as of March 31, 2014.

Santaro HK entered into a loan agreement with Mr. Zhilian Chen on August 2, 2010 for $310,000 for the payment of Ningbo Sntaro’s registered paid-in-capital in accordance with Chinese legal requirements. Santaro HK received the loan in September 2010. As of March 31, 2014, the balance of the loan was $150,007.

By the end of 2013, Mr. Zhilian Chen has provided loans in the amount of $53,124 to Ningbo Sntaro. During the three months ended March 31, 2014, Mr. Zhilian Chen made an additional loan of $9,299 to Ningbo Sntaro. The total amount due to Mr. Zhilian Chen from Ningbo Sntaro was $62,423 as of March 31, 2014. By the end of 2013, CixiYide has provided loans in the amount of $3,756,133 to Ningbo Sntaro. Due to changes in currency exchange rates, the total amount due to CixiYide from Ningbo Sntaro was $3,725,422 as of March 31, 2014.

As of March 31, 2014, the total balance of loans due to CixiYide and Mr. Zhilian Chen from the Company was $6,715,803. The loans are unsecured and interest free, payable on demand, and are outstanding.

By the end of 2013, Mr. Mingyang Li, the Company’s CEO, provided a loan balance of $108,970 to Beijing Sntaro and a loan balance of $14,691 to Ningbo Sntaro. These loans increased by $92,235 to Beijing Sntaro and decreased by $84 to Ningbo Sntaro during the three months ended March 31, 2014, respectively. As of March 31, 2014, the total balance of loans due to Mr. Mingyang Li from the Company was $215,812. The loans are unsecured and interest free, payable on demand, and are outstanding.

By the end of 2013, Beijing Sntaro provided a loan in the amount of $26,258 to Shanghai Shangyi network technology co., LTD, which is a company 70% owned by Mr. Zhilian Chen’s daughter, for it to operate a mobile game with the purpose of co-operate the game or purchase the game in near future. Due to changes in currency exchange rates, the total amount due from Shanghai Shangyi network technology co., LTD was $26,044 as of March 31, 2014.

15. LEASE COMMITMENTS

The Company has entered into operating lease arrangements mainly relating to its office premises which will end on July 5, 2016.

Future minimum lease payments for non-cancelable operating leases as of March 31, 2014 are as follows:

Rental
Fiscal Year	Commitments

2014	$53,109
2015	106,217
2016	53,108

Total	$212,434

Total rental expenses are $26,748 and $95,513 for the three months ended March 31, 2014 and 2013, respectively.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

Business Overview

The Company primarily designs, develops and operates 3D online games, including web-based Massive Multiplayer Online Role-Playing Games (MMORPGs). Although our first MMORPG, 108 Warriors was launched in the third quarter of 2012, the Company only has generated a limited amount of revenue related to this game during the period from August 9, 2006, its inception, through March 31, 2014. From the fourth quarter of 2013, we transitioned our development stage to operational activities. Accordingly, reporting as a development stage company is no longer required, and we are confident in the quality and market acceptability of 108 Warriors. After years of research and public beta version test, we started to invest in marketing activities and operate the 108 Warriors on our own. However, due to the lack of funding, we were forced to cease the promotion of 108 Warriors, instead decided to temporarily focus on co-operation of web browser games and game art design outsource business, in which our art design department took projects from third-party game companies by virtue of our specialized design capabilities, to support the general operating costs from the second quarter of 2013. Online game market is a rapidly changing market and the trend of online games now is pretty much different from what it was when the 108 Warriors was initially developed. Despite the suspension of promotion of this game due to funding shortage, the Company is actively exploring new ways of operating this game, such as franchising out to a third-party game operation company that will bear all game promotion cost and will share with the Company a certain portion of monetary interests derived from the game. As such the Company shut down operation department and marketing department and redundant R&D staff, rented a smaller office to significantly reduce the operating costs.

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

Mobile games, which mainly consist of online games released through the Apple store and Android platform, have undergone an explosive growth of Chinese market in 2014. As mobile games tend to take much shorter time to develop and much less research and development investment, we are in the process of developing a mobile game and intend to launch the game in late 2014.

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

Results of Operations

For the three months ended March 31, 2014, the Company derived most of the revenue from co-operation of web browser games and game art designs outsource business, in which our game art design department took projects from third-party game companies by virtue of our specialized design capabilities. Even though the Company franchised its self-developed core product, 108 Warriors, out to a third-party game operation company that will bear all game promotion cost and will share with the Company a certain portion of monetary interests derived from the game, the game has not been fully in operation as such the Company has not received any revenue stream thereon. As a result the Company has generated a limited amount of revenue. The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Revenue	$46,576	$78,776
Cost of revenue	98,576	437,928
Gross loss	(52,000)	(359,152)

Operating expenses
Research and development expenses	13,729	151,513
Sales and marketing expenses	12,154	140,544
General and administrative expenses	187,384	295,551
Total operating expenses	213,267	587,608

Other income	(58,466)	-

Loss from operations	(206,801)	(946,760)

Non-operating (income) expenses	12	(759)

Net loss	$(206,813)	$(946,001)

Revenue

For the three months ended March 31, 2014, revenues were $46,576, representing a decrease of $32,200, compared to $78,776 for the corresponding period in 2013. The decrease in net revenues was primarily due to the decrease from 108 Warriors and web browser games, with an amount of $65,985, and the increase from game art design service, with an amount of $33,785. The Company has franchised the 108 Warriors, which was self-operated in 2013, to a third party company in 2014. However, the game has not been in operations thus not generated revenue. The Company also receives game art design service income from third-parties in PRC by providing game art design service when available.

Cost of revenue

For the three months ended March 31, 2014, cost of revenues were $98,576, representing a decrease of $339,352, compared to $437,928 for the corresponding period in 2013. The decrease in cost of revenues was primarily due to decrease in salary for designers and programmers as a result of terminating redundant staff in the latter part of 2013.

Gross loss

As a result of the foregoing, our gross loss for the three months ended March 31, 2014 was $52,000 from $359,152 in the same period of 2013. The reason for the narrowing in the gross loss was that the Company has franchised the game 108 Warriors to a third-party company, thus the Company has significantly downsized the operation staff, and reduced the server hosting fee which was borne by the third party company.

Research and Development (R&D) expenses

R&D expenses primarily consist of R&D employee salary, rent expenses, social assurance, depreciation, service fee, property management fee and testing fee for R&D activities. For the three months ended March 31, 2014, R&D expenses were $13,729, representing a decrease of $137,784 or 90.94%, compared to $151,513 for the corresponding period in 2013. The decrease was mainly attributable to cost-cut measures such as office relocation and disposal of redundant equipment taken in latter part of 2013 with the impact manifested in the comparative periods, including rental and property management fee aggregately decreased by $108,197 as a result of R&D office relocation, depreciation expenses of computers and equipment decreased by $22,215. Other variances include communication fee, water and electricity, sundries, etc., representing an accumulated decrease of about $7,372.

Sales and marketing expenses

Sales and marketing expenses mainly represented selling employee salaries and advertising & promotion fees. For the three months ended March 31, 2014, sales and marketing expenses were $12,154, representing a decrease of $128,390 or 91.35% compared to $140,544 for the corresponding period in 2013. The decrease was mainly due to decreases in selling employee salary, which decreased by $66,017, in advertising & promotion fee, which decreased by $60,704. Other miscellaneous fees decreased by $1,669. The decrease is primarily due to the strategy of running our 108 Warriors has changed from self-operation model in 2013 to franchise model in 2014 in which the franchisee will operate the game and bear all operation costs such as marketing expenses.

General and administrative expenses

General and administrative expenses primarily consist of G&A employee salary, professional service fee, social insurance and depreciation. For the three months ended March 31, 2014, total general and administrative expenses were $187,384, representing a decrease of $108,167 or approximately 36.60% as compared to $295,551 for the corresponding period in 2013. The decrease was due to decreases in G&A employee salaries, which decreased by $52,376, in social insurance, which decreased by $12,425, and in professional service fee, which decreased by $45,402, compared to the same period in 2013, respectively. The decrease of $52,376 in G&A employee salaries was mainly due to G&A redundant staff downsizing. And for the same reason, social insurance and welfare expenses decreased accordingly. The decrease of professional service fee was mainly due to the decrease in the legal and accountant service fee offered for 2014 compared to 2013. Other variances include expenses occurred for communication fees, travelling expenses, etc., representing an accumulated increase of $2,036.

Net loss

For the three months ended March 31, 2014, net loss decreased to $206,813 from $946,001 for the corresponding period in 2013. The decrease in net loss was primarily due to decreases in cost of revenue, R&D expenses, sales and marketing expenses and G&A expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2014 and 2013, we met our working capital requirement mainly by using cash flows from related parties. We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows supported by related parties, will be sufficient to meet our working capital requirements for our on-going projects and to sustain the business operations for the next twelve months.

Since we initiated our business operations, we have been funded primarily by related parties. During the past two years, Mr. Zhilian Chen, our Chairman, and CixiYide Auto Co., Ltd. (“CixiYide”), a company 100% beneficially owned by Mr. Chen, provided continuous financial support to the Company. As of December 31, 2013, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $ $6,464,867 and $210,197, respectively. As of March 31, 2014, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $6,496,365 and $219,438, respectively.

Going Concern, Liquidity and Management Plans

The accompanying financial statements are presented on a going concern basis. The Company has recurring net losses and negative cash flows from operations and has been dependent on debt and equity financing from related entities. The Company has an accumulated deficit of $17,554,484 as of March 31, 2014. During the past two years, Mr. Zhilian Chen, our Chairman and Director, and CixiYide Auto Co., Ltd. (“CixiYide”), a company 100% beneficially owned by Mr. Chen, provided continuous financial support to the Company. As of March 31, 2014, CixiYide and Mr. Zhilian Chen had provided the Company loans in the aggregate amount of $6,496,365 and $219,438, respectively. The Company has relied exclusively on related party financing to sustain its operations. Accordingly, there is substantial doubt about its ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all.

In the three months ended March 31, 2014, the Company derived most of the revenue from co-operation of web browser games and game art designs outsource business, in which our game art design department took projects from third-party game companies by virtue of our specialized design capabilities. The Company has actively been exploring new ways of operating its core product, 108 Warriors by franchising it out to a third-party game operation company that will bear all game promotion cost and will share with the Company a certain portion of monetary interests derived from the game, and the Company will still put most of its efforts in updating and optimizing the 108 Warriors. As such the Company shut down its operation department and marketing department and terminated redundant R&D staff, rented a smaller office to significantly reduce the operating costs.

The Company believes that it will need approximately $1 million during the next 12 months for maintaining existing products, continued research and development of new products, as well as for general corporate purposes.

The Company plans to fund operations mainly through operating revenue from the current business lines and through new debt and equity financing from related parties and equity financing arrangements if the operating revenue is not adequate to sustain operations.

The ability of the Company to continue as a going concern is dependent on its ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

	Three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Net cash used in operating activities	$(195,736)	$(952,199)
Net cash provided by (used in) investing activities	6,536	(5,441)
Net cash provided by financing activities	188,612	924,306
Effect of foreign currency exchange rate changes on cash and cash equivalents	(46)	248
Net decrease in cash and cash equivalents	$(634)	$(33,086)

Net cash used in operating activities: The Company had limited amount of revenue from its inception in 2006 to March 31, 2014. Our net cash used in operating activities decreased by $756,463 in the three months ended March 31, 2014 compared to that in the three months ended March 31, 2013, representing a decrease of 79%. The decrease of net cash used in operating activities was due to decreases in salary expense, rental and marketing expenses. The Company has changed the strategy of running the 108 Warriors game from self-operation model in 2013 to franchise model in 2014, as such the Company has downsized the redundant staff and squeezed the marketing expenses. Also the Company has adopted many cost-saving measures since the latter part of 2013 such as relocation to a cheaper office.

Net cash provided by (used in) investing activities:Our investing activities cash flow changed from net cash used in investing activities of $5,441 to net cash flow provided by investing activities of $6,536 in the three months ended March 31, 2014 compared to the corresponding period of 2013. The change in net investing cash flow was mainly due to the proceeds from sales of software to a third-party company with an amount of $6,536 during the three month ended March 31, 2014.

Net cash provided by financing activities: Our cash provided by financing activities decreased from $924,306 for the three month ended March 31, 2013 to $188,612 for the corresponding period of 2014, representing a decrease of 80%. The Company has been relying on the shareholder financing to support its operation but the tendency has been lowering in 2014. It is mainly due to the improvement of the Company’s operation not only by the change of business model but also by many cost-saving measures taken.

Working capital

We have working capital deficit of $1,037,715 as of March 31, 204, compared with working deficit of $961,957 as of December 31, 2013, representing an increase of deficit of 7.88%. In the fourth quarter of 2013, we transitioned from the development stage and began operative activities. We will support the operations mainly by revenues from current business line and continue to require additional financing to fund operations and to undertake our new business plans. Because the Company has not reaped significant revenue from its newly franchised Warrior 108 game, the Company had to obtain loans from related parties to support daily operations. As of March 31, 2014, the Company accumulatively obtained loans in the amount of $6,715,804 from CixiYide and Mr. Zhilian, and $215,811 from Mr. Mingyang Li, the Company’s CEO.

Description of Property

The Company’s property and equipment consists wholly of computer equipment, leasehold improvements, and furniture. The book value of the Company’s property and equipment was $153,471 as of March 31, 2014.

Employees

As of March 31, 2014, the Company employed approximately 26 designers and programmers. The majority of employees have three to five years’ of experience in the online games industry.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial statements from Santaro Interactive Entertainment Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Unaudited Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTARO INTERACTIVE ENTERTAINMENT COMPANY

Date: June 12, 2014	By:	/s/ Mingyang Li
	Name:	Mingyang Li
	Title:	Chief Executive Officer & Chief Financial Officer